Form 10-Q
period 2023-06-30
BankFinancial CORP
filed 2023-07-28
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At July 26, 2023, there were 12,600,478 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

June 30, 2023

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	June 30, 2023	December 31, 2022
Assets
Cash and due from other financial institutions	$20,401	$12,046
Interest-bearing deposits in other financial institutions	94,930	54,725
Cash and cash equivalents	115,331	66,771
Securities, at fair value	169,647	210,338
Loans receivable, net of allowance for credit losses: June 30, 2023, $9,226 and December 31, 2022, $8,129	1,170,767	1,226,743
Foreclosed assets, net	950	476
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises held-for-sale	540	—
Premises and equipment, net	22,957	24,956
Accrued interest receivable	8,499	7,338
Bank-owned life insurance	18,644	18,815
Deferred taxes	5,476	5,480
Other assets	6,395	7,035
Total assets	$1,526,696	$1,575,442

Liabilities
Deposits
Noninterest-bearing	$278,170	$280,625
Interest-bearing	1,025,550	1,094,309
Total deposits	1,303,720	1,374,934
Borrowings	25,000	—
Subordinated notes, net of unamortized issuance costs	19,656	19,634
Advance payments by borrowers for taxes and insurance	11,102	8,674
Accrued interest payable and other liabilities	14,915	20,529
Total liabilities	1,374,393	1,423,771

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,600,478 shares issued at June 30, 2023 and 12,742,597 shares issued at December 31, 2022	126	127
Additional paid-in capital	84,603	85,848
Retained earnings	72,492	71,808
Accumulated other comprehensive loss	(4,918)	(6,112)
Total stockholders’ equity	152,303	151,671
Total liabilities and stockholders’ equity	$1,526,696	$1,575,442

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$14,345	$11,683	$28,738	$22,496
Securities	841	432	1,955	731
Other	992	769	1,645	1,075
Total interest income	16,178	12,884	32,338	24,302
Interest expense
Deposits	2,761	555	5,061	1,000
Borrowings and Subordinated notes	474	199	834	397
Total interest expense	3,235	754	5,895	1,397
Net interest income	12,943	12,130	26,443	22,905
(Recovery of) provision for credit losses - loans	(180)	459	(95)	735
Recovery of credit losses - unfunded commitments	(8)	—	(45)	—
(Recovery of) provision for credit losses	(188)	459	(140)	735
Net interest income after (recovery of) provision for credit losses	13,131	11,671	26,583	22,170
Noninterest income
Deposit service charges and fees	830	826	1,646	1,607
Loan servicing fees	141	190	270	291
Trust and insurance commissions and annuities income	276	262	643	600
Losses on sales of securities	—	—	(454)	—
Gain on sale of premises and equipment	13	—	9	—
Valuation adjustment on bank premises held-for-sale	(32)	—	(585)	—
(Loss) earnings on bank-owned life insurance	(87)	11	(171)	39
Bank-owned life insurance death benefit	—	446	—	446
Other	98	104	194	300
Total noninterest income	1,239	1,839	1,552	3,283
Noninterest expense
Compensation and benefits	5,629	5,489	11,184	10,969
Office occupancy and equipment	2,031	1,933	4,069	4,067
Advertising and public relations	269	208	459	350
Information technology	965	895	1,814	1,746
Professional fees	348	412	665	785
Supplies, telephone, and postage	295	362	654	709
FDIC insurance premiums	282	106	436	222
Other	1,401	794	2,231	1,640
Total noninterest expense	11,220	10,199	21,512	20,488
Income before income taxes	3,150	3,311	6,623	4,965
Income tax expense	838	744	1,678	1,130
Net income	$2,312	$2,567	$4,945	$3,835
Basic and diluted earnings per common share	$0.18	$0.19	$0.39	$0.29
Basic and diluted weighted average common shares outstanding	12,667,129	13,165,023	12,694,334	13,184,424

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$2,312	$2,567	$4,945	$3,835
Unrealized holding (loss) gain on securities arising during the period	(480)	(1,042)	1,161	(5,107)
Tax effect	125	279	(302)	1,367
Unrealized holding (loss) gain on securities, net of tax	(355)	(763)	859	(3,740)
Reclassification adjustment for loss included in net income	—	—	454	—
Tax effect, included in income tax expense	—	—	(119)	—
Reclassification adjustment for loss included in net income, net of tax	—	—	335	—
Other comprehensive (loss) gain, net of tax	(355)	(763)	1,194	(3,740)
Comprehensive income	$1,957	$1,804	$6,139	$95

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
For the three months ended

Balance at April 1, 2022	$132	$90,170	$66,490	$(2,897)	$153,895
Net income	—	—	2,567	—	2,567
Other comprehensive loss, net of tax effect	—	—	—	(763)	(763)
Repurchase and retirement of common stock (25,000 shares)	(1)	(253)	—	—	(254)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,315)	—	(1,315)
Balance at June 30, 2022	$131	$89,917	$67,742	$(3,660)	$154,130

Balance at April 1, 2023	$127	$85,346	$71,449	$(4,563)	$152,359
Net income	—	—	2,312	—	2,312
Other comprehensive loss, net of tax effect	—	—	—	(355)	(355)
Repurchase and retirement of common stock (93,515 shares)	(1)	(743)	—	—	(744)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,269)	—	(1,269)
Balance at June 30, 2023	$126	$84,603	$72,492	$(4,918)	$152,303

For the six months ended

Balance at December 31, 2021	$132	$90,709	$66,545	$80	$157,466
Net income	—	—	3,835	—	3,835
Other comprehensive loss, net of tax effect	—	—	—	(3,740)	(3,740)
Repurchase and retirement of common stock (75,000 shares)	(1)	(792)	—	—	(793)
Cash dividends declared on common stock ($0.20 per share)	—	—	(2,638)	—	(2,638)
Balance at June 30, 2022	$131	$89,917	$67,742	$(3,660)	$154,130

Balance at December 31, 2022	$127	$85,848	$71,808	$(6,112)	$151,671
Cumulative effect of change in accounting principle	—	—	(1,719)	—	(1,719)
Net income	—	—	4,945	—	4,945
Other comprehensive income, net of tax effect	—	—	—	1,194	1,194
Repurchase and retirement of common stock (142,119 shares)	(1)	(1,245)	—	—	(1,246)
Cash dividends declared on common stock ($0.20 per share)	—	—	(2,542)	—	(2,542)
Balance at June 30, 2023	$126	$84,603	$72,492	$(4,918)	$152,303

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Six Months Ended
	June 30,
	2023	2022
Cash flows from (used in) operating activities
Net income	$4,945	$3,835
Adjustments to reconcile net income to net cash from (used in) operating activities
(Recovery of) provision for credit losses - loans	(95)	735
Recovery of credit losses - unfunded commitments	(45)	—
Depreciation and amortization	644	888
Net change in net deferred loan origination costs	(110)	(369)
Losses on sales of securities	454	—
Valuation adjustment on bank premises held-for-sale	585	—
Gain on disposal of premises and equipment	(9)	—
Loss (gain) on sale of foreclosed assets	15	(15)
Foreclosed assets write down	70	—
Foreclosed assets valuation adjustments	—	(27)
Loss (earnings) on bank-owned life insurance	171	(39)
Net change in:
Accrued interest receivable	(1,161)	(2,012)
Other assets	847	(492)
Accrued interest payable and other liabilities	(5,986)	(6,680)
Net cash from (used in) operating activities	325	(4,176)
Cash flows from (used in) investing activities
Securities:
Proceeds from maturities	1,488	2,480
Proceeds from principal repayments	378	509
Proceeds from sale of securities	42,631	—
Purchases of securities	(2,232)	(81,196)
Net change in loans receivable	53,322	(99,254)
Proceeds from sale of foreclosed assets	362	244
Proceeds from sale of premises and equipment	690	—
Purchase of premises and equipment, net	(830)	(1,065)
Net cash from (used in) investing activities	95,809	(178,282)
Cash flows used in financing activities
Net change in:
Deposits	(71,214)	(43,681)
Advance payments by borrowers for taxes and insurance	2,428	2,879
Proceeds from Federal Home Loan Bank advances	35,000	—
Repayments of Federal Home Loan Bank advances	(10,000)	(5,000)
Repurchase and retirement of common stock	(1,246)	(793)
Cash dividends paid on common stock	(2,542)	(2,638)
Net cash used in financing activities	(47,574)	(49,233)
Net change in cash and cash equivalents	48,560	(231,691)
Beginning cash and cash equivalents	66,771	502,162
Ending cash and cash equivalents	$115,331	$270,471

Supplemental disclosures of cash flow information:
Interest paid	$5,754	$1,396
Income taxes paid	2,260	707
Income taxes refunded	20	8
Assets transferred to premises held-for-sale	1,799	—
Loans transferred to foreclosed assets	921	319
Bank-owned life insurance death benefit	—	275

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, “the Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the six-month period ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2023 or for any other period.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. These receivables are included in loans receivable on the Consolidated Statements of Financial Condition, and as commercial loans and leases in Note 4 - Loans receivable.  The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $7.2 million and $7.0 million at June 30, 2023 and December 31, 2022, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $1.7 million and $1.4 million at June 30, 2023 and December 31, 2022, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income available to common stockholders	$2,312	$2,567	$4,945	$3,835
Basic and diluted weighted average common shares outstanding	12,667,129	13,165,023	12,694,334	13,184,424
Basic and diluted earnings per common share	$0.18	$0.19	$0.39	$0.29

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities

June 30, 2023
Certificates of deposit	$2,977	$—	$—	$2,977
Municipal securities	240	—	(14)	226
U.S. Treasury Notes	128,231	—	(6,204)	122,027
U.S. government-sponsored agencies	40,000	—	(273)	39,727
Mortgage-backed securities - residential	3,730	20	(153)	3,597
Collateralized mortgage obligations - residential	1,115	—	(22)	1,093
	$176,293	$20	$(6,666)	$169,647
December 31, 2022
Certificates of deposit	$2,233	$—	$—	$2,233
Municipal securities	240	—	(15)	225
U.S. Treasury Notes	170,906	—	(7,803)	163,103
U.S. government-sponsored agencies	40,000	—	(301)	39,699
Mortgage-backed securities - residential	3,997	27	(143)	3,881
Collateralized mortgage obligations - residential	1,223	—	(26)	1,197
	$218,599	$27	$(8,288)	$210,338

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

	June 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$86,502	$84,770
Due after one year through five years	84,946	80,187
	171,448	164,957
Mortgage-backed securities - residential	3,730	3,597
Collateralized mortgage obligations - residential	1,115	1,093
	$176,293	$169,647

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
June 30, 2023
Municipal securities	—	$—	$—	1	$226	$(14)	1	$226	$(14)
U.S. Treasury Notes	1	3,652	(103)	180	118,375	(6,101)	181	122,027	(6,204)
U.S. government-sponsored agencies	9	39,727	(273)	—	—	—	9	39,727	(273)
Mortgage-backed securities - residential	8	752	(20)	10	2,118	(133)	18	2,870	(153)
Collateralized mortgage obligations - residential	—	—	—	7	1,093	(22)	7	1,093	(22)
	18	$44,131	$(396)	198	$121,812	$(6,270)	216	$165,943	$(6,666)

December 31, 2022
Municipal securities	1	$225	$(15)	—	$—	$—	1	$225	$(15)
U.S. Treasury Notes	147	104,439	(4,104)	53	58,664	(3,699)	200	163,103	(7,803)
U.S. government-sponsored agencies	9	39,699	(301)	—	—	—	9	39,699	(301)
Mortgage-backed securities - residential	18	3,016	(143)	—	—	—	18	3,016	(143)
Collateralized mortgage obligations - residential	5	1,009	(18)	1	171	(8)	6	1,180	(26)
	180	$148,388	$(4,581)	54	$58,835	$(3,707)	234	$207,223	$(8,288)

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

U.S. Treasury Notes, U.S. government-sponsored agencies and certain other available-for-sale securities that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2023, but the unrealized loss was not recognized into income because the U.S. Treasury Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values are expected to recover as maturity dates of these securities approach.

We reviewed the available-for-sale securities in an unrealized loss position within the guidelines of ASC 326 and determined that no credit loss is required to be recognized.

The proceeds from sales of securities and the associated losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Proceeds	$—	$—	$42,631	$—
Gross gains	—	—	—	—
Gross losses	—	—	(454)	—

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	June 30, 2023	December 31, 2022
One-to-four family residential real estate	$20,448	$23,133
Multi-family mortgage	542,165	537,394
Nonresidential real estate	120,505	119,705
Commercial loans and leases	495,520	553,056
Consumer	1,355	1,584
	1,179,993	1,234,872
Allowance for credit losses	(9,226)	(8,129)
Loans, net	$1,170,767	$1,226,743

Net deferred loan origination costs included in the table above were $1.7 million as of June 30, 2023 and $1.6 million as of  December 31, 2022.

Allowance for Credit Losses - Loans

The following table represents the activity in the ACL by class of loans:

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
For the three months ended

June 30, 2023
Beginning balance	$354	$4,714	$1,347	$3,576	$41	$10,032
Recovery of credit losses	(35)	(41)	(102)	(1)	(1)	(180)
Loans charged off	—	—	—	(638)	(7)	(645)
Recoveries	7	6	—	6	—	19
	$326	$4,679	$1,245	$2,943	$33	$9,226

June 30, 2022
Beginning balance	$315	$3,390	$957	$2,078	$46	$6,786
Provision for (recovery of) credit losses	(31)	238	134	122	(4)	459
Loans charged off	(1)	—	—	(51)	(15)	(67)
Recoveries	3	4	2	—	15	24
	$286	$3,632	$1,093	$2,149	$42	$7,202

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
For the six months ended

June 30, 2023
Beginning balance, prior to adoption of ASC 326	$281	$4,017	$1,234	$2,548	$49	$8,129
Impact of adopting ASC 326	99	630	66	1,122	(10)	1,907
Beginning balance, after adoption of ASC 326	380	4,647	1,300	3,670	39	10,036
Provision for (recovery of) credit losses	(66)	21	(55)	(17)	22	(95)
Loans charged off	—	—	—	(717)	(29)	(746)
Recoveries	12	11	—	7	1	31
	$326	$4,679	$1,245	$2,943	$33	$9,226

June 30, 2022
Beginning balance	$331	$3,377	$1,311	$1,652	$44	$6,715
Provision for (recovery of) credit loss	(45)	246	(28)	547	15	735
Loans charged off	(5)	—	(192)	(51)	(33)	(281)
Recoveries	5	9	2	1	16	33
	$286	$3,632	$1,093	$2,149	$42	$7,202

As of June 30, 2023 we had $372,000 recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
June 30, 2023
Loans:
Loans individually evaluated	$78	$148	$—	$23,998	$—	$24,224
Loans collectively evaluated	20,370	542,017	120,505	471,522	1,355	1,155,769
	$20,448	$542,165	$120,505	$495,520	$1,355	$1,179,993
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	326	4,679	1,245	2,943	33	9,226
	$326	$4,679	$1,245	$2,943	$33	$9,226

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2022
Loans:
Loans individually evaluated	$752	$473	$—	$1,487	$—	$2,712
Loans collectively evaluated	22,381	536,921	119,705	551,569	1,584	1,232,160
	$23,133	$537,394	$119,705	$553,056	$1,584	$1,234,872
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	281	4,017	1,234	2,548	49	8,129
	$281	$4,017	$1,234	$2,548	$49	$8,129

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Individually Evaluated Loans

The following tables present loans individually evaluated by class of loans:

					Three Months Ended		Six Months Ended
					June 30, 2023		June 30, 2023
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
June 30, 2023
With no related allowance recorded:
One-to-four family residential real estate	$80	$78	$—	$—	$82	$—	$80	$2
Multi-family mortgage	133	148	—	—	148	—	99	—
Commercial loans and leases	24,693	23,998	650	—	13,900	5	8,807	25
	$24,906	$24,224	$650	$—	$14,130	$5	$8,986	$27

					Year ended
					December 31, 2022
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2022
With no related allowance recorded:
One-to-four family residential real estate	$752	$752	$—	$—	$1,143	$29
Multi-family mortgage	473	473	—	—	590	27
Commercial loans and leases	1,606	1,487	49	—	445	47
	$2,831	$2,712	$49	$—	$2,178	$103

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
June 30, 2023
One-to-four family residential real estate	$45	$—
Multi-family mortgage	148	—
Commercial loans and leases	23,965	—
	$24,158	$—
December 31, 2022
One-to-four family residential real estate	$92	$—
Commercial loans and leases	1,310	238
Consumer	5	—
	$1,407	$238

Nonaccrual loans and individually evaluated loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans individually evaluated.

The Company’s reserve for uncollected loan interest was $939,000 and $38,000 at June 30, 2023 and December 31, 2022, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by portfolio segment:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
June 30, 2023
One-to-four family residential real estate loans	$21	$2	$—	$23	$45	$20,380	$20,448
Multi-family mortgage:
Senior notes	—	—	—	—	148	498,099	498,247
Junior notes	—	—	—	—	—	43,918	43,918
Nonresidential real estate:
Owner occupied	—	—	—	—	—	21,648	21,648
Non-owner occupied	—	—	—	—	—	98,857	98,857
Commercial loans and leases:
Commercial	210	2,209	—	2,419	4,983	246,951	254,353
Equipment finance - Government	—	4,866	—	4,866	18,889	165,319	189,074
Equipment finance - Corporate Investment-grade	—	428	—	428	93	51,572	52,093
Consumer	5	5	—	10	—	1,345	1,355
	$236	$7,510	$—	$7,746	$24,158	$1,148,089	$1,179,993

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2022
One-to-four family residential real estate loans	$411	$19	$—	$430	$92	$22,611	$23,133
Multi-family mortgage:
Senior notes	31	—	—	31	—	494,957	494,988
Junior notes	—	—	—	—	—	42,406	42,406
Nonresidential real estate:
Owner occupied	—	—	—	—	—	22,617	22,617
Non-owner occupied	—	—	—	—	—	97,088	97,088
Commercial loans and leases:
Commercial	2,424	336	111	2,871	1,310	279,272	283,453
Equipment finance - Government	2,034	5,106	—	7,140	—	204,443	211,583
Equipment finance - Corporate Investment-grade	—	81	127	208	—	57,812	58,020
Consumer	12	4	—	16	5	1,563	1,584
	$4,912	$5,546	$238	$10,696	$1,407	$1,222,769	$1,234,872

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

At  June 30, 2023, the Company had no loan modifications that meet the definition described in ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures for additional reporting.

At December 31, 2022, the Company evaluated loan extensions or modifications not qualified under Section 4013 of the CARES Act or under OCC Bulletin 2020-35 in accordance with FASB ASC 340-10 with respect to the classification of the loan as a Troubled Debt Restructuring (“TDR”).  Under ASC 340-10, if the Company grants a loan extension or modification to a borrower experiencing financial difficulties for other than an insignificant period of time that includes a below–market interest rate, principal forgiveness, payment forbearance or other concession intended to minimize the economic loss to the Company, the loan extension or loan modification is classified as a TDR.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.  The Company had no TDRs at December 31, 2022.

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

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
June 30, 2023
One-to-four family residential real estate	$19,988	$143	$—	$272	$45	$20,448
Multi-family mortgage	539,400	2,617	—	—	148	542,165
Nonresidential real estate	117,558	2,947	—	—	—	120,505
Commercial loans and leases	452,002	13,651	2,143	3,759	23,965	495,520
Consumer	1,341	4	5	5	—	1,355
	$1,130,289	$19,362	$2,148	$4,036	$24,158	$1,179,993

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2022
One-to-four family residential real estate	$22,648	$62	$4	$327	$92	$23,133
Multi-family mortgage	534,253	3,141	—	—	—	537,394
Nonresidential real estate	116,635	3,070	—	—	—	119,705
Commercial loans and leases	523,889	22,299	1,517	4,041	1,310	553,056
Consumer	1,559	12	4	4	5	1,584
	$1,198,984	$28,584	$1,525	$4,372	$1,407	$1,234,872

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
June 30, 2023

One-to-four family residential real estate loans:
Risk-rating
Pass	$—	$—	$—	$177	$—	$15,595	$4,216	$19,988
Watch	—	—	—	—	—	143	—	143
Substandard	—	—	—	—	—	121	151	272
Nonaccrual	—	—	—	—	—	19	26	45
	$—	$—	$—	$177	$—	$15,878	$4,393	$20,448
One-to-four family residential real estate loans:
Current period recoveries	$—	$—	$—	$—	$—	$12	$—	$12
	$—	$—	$—	$—	$—	$12	$—	$12
Multi-family mortgage:
Risk rating
Pass	$30,387	$215,111	$124,335	$61,456	$23,685	$75,795	$8,631	$539,400
Watch	—	—	—	—	—	2,617	—	2,617
Nonaccrual	—	—	—	—	—	148	—	148
	$30,387	$215,111	$124,335	$61,456	$23,685	$78,560	$8,631	$542,165
Multi-family mortgage:
Current period recoveries	$—	$—	$—	$—	$—	$11	$—	$11
	$—	$—	$—	$—	$—	$11	$—	$11
Nonresidential real estate:
Risk rating
Pass	$9,525	$54,207	$20,822	$8,542	$9,868	$14,340	$254	$117,558
Watch	—	1,015	1,590	—	—	342	—	2,947
	$9,525	$55,222	$22,412	$8,542	$9,868	$14,682	$254	$120,505
Commercial loans and leases :
Risk rating
Pass	$30,242	$187,329	$91,671	$59,239	$6,888	$3,871	$72,762	$452,002
Watch	—	527	26	402	26	—	12,670	13,651
Special mention	—	2,143	—	—	—	—	—	2,143
Substandard	—	—	—	33	—	—	3,726	3,759
Nonaccrual	—	22,484	547	934	—	—	—	23,965
	$30,242	$212,483	$92,244	$60,608	$6,914	$3,871	$89,158	$495,520
Commercial loans and leases :
Current period gross charge-offs	$—	$(717)	$—	$—	$—	$—	$—	$(717)
Current period recoveries	—	—	7	—	—	—	—	7
	$—	$(717)	$7	$—	$—	$—	$—	$(710)
Consumer:
Risk rating
Pass	$134	$18	$172	$159	$306	$3	$549	$1,341
Watch	—	—	—	—	—	—	4	4
Special mention	—	—	—	—	—	—	5	5
Substandard	—	—	—	—	—	—	5	5
	$134	$18	$172	$159	$306	$3	$563	$1,355
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(29)	$(29)
Current period recoveries	—	—	—	—	—	—	1	1
	$—	$—	$—	$—	$—	$—	$(28)	$(28)

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

	June 30, 2023			December 31, 2022
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Other real estate owned	$472	$—	$472	$472	$—	$472
Other foreclosed assets	478	—	478	4	—	4
	$950	$—	$950	$476	$—	$476

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$1,393	$968	$476	$725
New foreclosed assets	—	45	921	319
Valuation reductions from sales	—	19	—	27
Direct write-downs	(70)	—	(70)	—
Sales	(373)	(190)	(377)	(229)
Ending balance	$950	$842	$950	$842

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$—	$219	$—	$227
Reductions from sales	—	(19)	—	(27)
Ending balance	$—	$200	$—	$200

The were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2023 and  December 31, 2022.  At June 30, 2023, other foreclosed assets consisted of vehicles repossessed in connection with equipment finance leases.  At June 30, 2023, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	June 30, 2023		December 31, 2022
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due September 16, 2024	4.55%	$5,000	—%	$—
Fixed-rate advance from FHLB, due March 17, 2025	4.27%	5,000	—%	—
Fixed-rate advance from FHLB, due September 17, 2025	4.20%	5,000	—%	—
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000	—%	—
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	—%	—
Subordinated notes, due May 15, 2031	3.75%	19,656	3.75%	19,634
Line of credit, due March 29, 2024	7.75%	—	6.75%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At June 30, 2023 and  December 31, 2022, there were $344,000 and $366,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 29, 2024.  The line of credit had no outstanding balance at  June 30, 2023 and December 31, 2022.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2023
Securities:
Certificates of deposit	$—	$2,977	$—	$2,977
Municipal securities	—	226	—	226
U.S. Treasury Notes	122,027	—	—	122,027
U.S. government-sponsored agencies	—	39,727	—	39,727
Mortgage-backed securities – residential	—	3,597	—	3,597
Collateralized mortgage obligations – residential	—	1,093	—	1,093
	$122,027	$47,620	$—	$169,647
December 31, 2022
Securities:
Certificates of deposit	$—	$2,233	$—	$2,233
Municipal securities	—	225	—	225
U.S. Treasury Notes	163,103	—	—	163,103
U.S. government-sponsored agencies	—	39,699	—	39,699
Mortgage-backed securities – residential	—	3,881	—	3,881
Collateralized mortgage obligations – residential	—	1,197	—	1,197
	$163,103	$47,235	$—	$210,338

At  June 30, 2023 and  December 31, 2022, the Company had no individually evaluated loans that were measured using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At  June 30, 2023 and  December 31, 2022 there were no foreclosed assets with valuation allowances.

In January 2023, we completed the previously disclosed closings of our Hazel Crest and Naperville branches.  At the time of transfer, we recorded a $553,000 valuation adjustment on bank premises held-for-sale.  During the second quarter of 2023, we recorded an additional valuation adjustment of $32,000 on our Hazel Crest office based on the purchase price of the pending sale agreement for the facility.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$115,331	$112,707	$2,624	$—	$115,331
Securities	169,647	122,027	47,620	—	169,647
Loans receivable, net of allowance for credit losses	1,170,767	—	—	1,117,024	1,117,024
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	8,499	267	486	7,746	8,499
Financial liabilities
Certificates of deposit	214,705	—	211,054	—	211,054
Borrowings	25,000	—	24,728	—	24,728
Subordinated notes	19,656	—	17,163	—	17,163

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$66,771	$65,967	$804	$—	$66,771
Securities	210,338	163,103	47,235	—	210,338
Loans receivable, net of allowance for credit losses	1,226,743	—	—	1,198,616	1,198,616
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	7,338	514	477	6,347	7,338
Financial liabilities
Certificates of deposit	186,524	—	182,398	—	182,398
Subordinated notes	19,634	—	17,800	—	17,800

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Deposit service charges and fees	$830	$826	$1,646	$1,607
Loan servicing fees (1)	141	190	270	291
Trust and insurance commissions and annuities income	276	262	643	600
Losses on sales of securities (1)	—	—	(454)	—
Gain on sale of premises and equipment	13	—	9	—
Valuation adjustment on bank premises held-for-sale (1)	(32)	—	(585)	—
(Loss) earnings on bank-owned life insurance (1)	(87)	11	(171)	39
Bank-owned life insurance death benefit (1)	—	446	—	446
Other (1)	98	104	194	300
Total noninterest income	$1,239	$1,839	$1,552	$3,283

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $356,000 and $375,000 for the three months ended June 30, 2023 and 2022, respectively.  Interchange income was $690,000 and $735,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the six months ended June 30, 2023 and 2022 were not financed by the Company.

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

Overview

We reported net income of $2.3 million, or $0.18 per common share, for the quarter ended June 30, 2023. At June 30, 2023, the Company had total assets of $1.527 billion, total loans of $1.171 billion, total deposits of $1.304 billion and stockholders' equity of $152.3 million.

Total net loans decreased by $54.5 million (4.4%) during the quarter ended June 30, 2023.  Total commercial loans and leases decreased by $48.7 million due to a $36.8 million decline in equipment finance balances and a $10.8 million reduction in commercial line of credit balance utilization at the end of the quarter. Multi-family mortgage and nonresidential real estate loans declined by $5.4 million due to lower loan originations during the second quarter of 2023.

Yields on loan originations were 9.24% in the second quarter of 2023, compared to 8.67% in the first quarter of 2023, reflecting the growth in commercial finance balances and higher yields on variable-rate lines of credit due to the increase in the Wall Street Journal Prime Rate.

Cash and interest-bearing deposits totaled $115.3 million as of June 30, 2023, compared to $77.0 million as of March 31, 2023.

Total deposits were $1.304 billion as of June 30, 2023, a decrease of $11.5 million (0.9%) compared to March 31, 2023.  Total FDIC-insured or collateralized public-funds deposits represented 85% of total deposits as of June 30, 2023.   The decrease in deposits during the second quarter of 2023 was primarily due to seasonal outflows due to income tax payments, $5.3 million in funds transferred to our Trust Department, $7.1 million in distributions from estate accounts and withdrawals from retail accounts due to increased rate competition, partially offset by seasonal increases in balances involving collateralized public funds and increases in deposits from family office accounts.  Due to increases in market interest rates, certificates of deposit balances increased by $21.3 million as depositors transferred funds from transaction accounts to certificates of deposit.  Total borrowings decreased by $10.0 million during the second quarter of 2023 due to increases in our liquidity.

Net interest income decreased by $557,000 during the quarter ended June 30, 2023, due to lower yields on investment securities and a higher cost of deposits. Our net interest margin was 3.56% as of June 30, 2023, compared to 3.66% as of March 31, 2023.

Noninterest income increased by $926,000 during the quarter ended June 30, 2023.  Deposit services and loan servicing fees increased modestly during the second quarter of 2023.  In April we closed on the sale of the Naperville branch. During the second quarter of 2023, we recorded a total valuation adjustment of $32,000 on our Hazel Crest office based on the purchase price of the pending sale agreement for the facility.

Noninterest expense increased $928,000 during the quarter ended June 30, 2023.  Information technology increased by $116,000 compared to the first quarter of 2023 due to upgrades and enhancements of branch deposit processing systems.   FDIC insurance premiums increased $128,000 due to higher insurance rates assessed on the banking industry. Other expense increased $571,000 compared to the first quarter of 2023, due primarily to professional fees related to claims preparation for two U.S. Government financing transactions subject to the federal Contract Dispute Act and litigation related to a $3.2 million equipment finance borrower that filed a Chapter 11 bankruptcy petition during the second quarter of 2023. We recorded a write down of $70,000 on foreclosed assets based on the current collateral valuation.

The Company’s ratio of nonperforming loans to total loans increased to 2.05% as of June 30, 2023, compared to 0.72% as of March 31, 2023.  During the second quarter of 2023, we did not receive a timely payment on a U.S Government finance transaction in the amount of $10.5 million and placed the transaction on nonaccrual status. Excluding the effect of the two U.S. Government financing transactions on nonaccrual status as of June 30, 2023, our ratio of nonperforming loans to total loans at June 30, 2023 was 0.45%. Our allowance for credit losses decreased to 0.78% of total loans as of June 30, 2023.

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.23% as of June 30, 2023.  The Company repurchased 93,515 of its common shares during the quarter ended June 30, 2023. The Company’s tangible book value per common share increased to $ 12.09 per share as of June 30, 2023.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2023	December 31, 2022	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,526,696	$1,575,442	$(48,746)
Loans, net	1,170,767	1,226,743	(55,976)
Securities, at fair value	169,647	210,338	(40,691)
Deposits	1,303,720	1,374,934	(71,214)
Borrowings	25,000	—	25,000
Subordinated notes, net of unamortized issuance costs	19,656	19,634	22
Equity	152,303	151,671	632

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands)
Selected Operating Data:
Interest income	$16,178	$12,884	$3,294	25.6%	$32,338	$24,302	$8,036	33.1%
Interest expense	3,235	754	2,481	329.0	5,895	1,397	4,498	322.0
Net interest income	12,943	12,130	813	6.7	26,443	22,905	3,538	15.4
Provision for credit losses	(188)	459	(647)	(141.0)	(140)	735	(875)	(119.0)
Net interest income after provision for credit losses	13,131	11,671	1,460	12.5	26,583	22,170	4,413	19.9
Noninterest income	1,239	1,839	(600)	(32.6)	1,552	3,283	(1,731)	(52.7)
Noninterest expense	11,220	10,199	1,021	10.0	21,512	20,488	1,024	5.0
Income before income taxes	3,150	3,311	(161)	(4.9)	6,623	4,965	1,658	33.4
Income tax expense	838	744	94	12.6	1,678	1,130	548	48.5
Net income	$2,312	$2,567	$(255)	-9.9%	$4,945	$3,835	$1,110	28.9%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.61%	0.62%	0.64%	0.46%
Return on equity (ratio of net income to average equity) (1)	6.02	6.64	6.48	4.93
Average equity to average assets	10.07	9.38	9.91	9.39
Net interest rate spread (1) (2)	3.23	3.00	3.32	2.84
Net interest margin (1) (3)	3.56	3.07	3.61	2.90
Efficiency ratio (4)	79.11	73.01	76.84	78.23
Noninterest expense to average total assets (1)	2.94	2.47	2.79	2.47
Average interest-earning assets to average interest-bearing liabilities	136.86	138.10	136.35	138.57
Dividends declared per share	$0.10	$0.10	$0.20	$0.20
Dividend payout ratio	54.88%	51.24%	51.41%	68.79%

	At June 30, 2023	At December 31, 2022
Asset Quality Ratios:
Nonperforming assets to total assets (5)	1.64%	0.13%
Nonperforming loans to total loans	2.05	0.13
Allowance for credit losses to nonperforming loans	38.19	494.16
Allowance for credit losses to total loans	0.78	0.66
Capital Ratios:
Equity to total assets at end of period	9.98%	9.63%
Tier 1 leverage ratio (Bank only)	10.80%	10.31%
Other Data:
Number of full-service offices	18	20
Employees (full-time equivalents)	198	203

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total assets decreased $48.7 million, or 3.1%, to $1.527 billion at June 30, 2023, from $1.575 billion at December 31, 2022. The decrease in total assets was primarily due to decreases in securities and loans receivable, partially offset by an increase in cash and cash equivalents.  Securities decreased $40.7 million to $169.6 million, due to the sale of $43.1 million of U.S. Treasury Notes, while loans receivable decreased $56.0 million to  $1.171 billion.  Cash and cash equivalents increased $48.6 million to $115.3 million at June 30, 2023, from $66.8 million at December 31, 2022.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 98.2% of gross loans at June 30, 2023. During the six months ended June 30, 2023, multi-family loans increased by $4.8 million, or 0.9%, nonresidential real estate loans increased by $800,000, or 0.7%, and commercial loans and leases decreased by $57.5 million, or 10.4%.  The increase in multi-family loans was due to $23.8 million of originations, partially offset by payments and payoffs of $19.2 million. The decrease in commercial loans and leases was primarily due to decreases in corporate, government, and middle market leases of $23.8 million, $22.5 million and $12.9 million, respectively.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At June 30, 2023, $318.0 million (58.8%), of our multi-family mortgage loans were in the Chicago, Illinois Metropolitan Statistical Area; $75.3 million (13.9%), were in Texas; $73.1 million (13.5%), were in Florida and $28.4 million (5.2%), were in North Carolina.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  At June 30, 2023, our concentration within the nonresidential real estate portfolio was retail shopping malls of $52.5 million (43.6%); industrial of $16.3 million (13.6%); office buildings of $16.0 million (13.3%); mixed use buildings of $13.9 million (11.5%); and single tenant commercial properties of $5.1 million (4.3%).

Total liabilities decreased $49.4 million, or 3.5%, to $1.374 billion at June 30, 2023, from $1.424 billion at December 31, 2022, due to a decrease in total deposits, partially offset by the increase in borrowings.  Total deposits decreased $71.2 million, or 5.2%, to $1.304 billion at June 30, 2023, from $1.375 billion at December 31, 2022.  Interest-bearing NOW accounts decreased $51.0 million, or 12.7%, to $349.4 million at June 30, 2023, from $400.4 million at December 31, 2022.  Money market accounts decreased $31.7 million, or 10.5%, to $271.2 million at June 30, 2023, from $302.9 million at December 31, 2022.  Savings accounts decreased $14.2 million, or 7.0%, to $190.3 million at June 30, 2023, from $204.5 million at December 31, 2022. Noninterest-bearing demand deposits decreased $2.5 million, or 0.9%, to $278.2 million at June 30, 2023, from $280.6 million at December 31, 2022.  Retail certificates of deposit increased $27.9 million, or 15.0%, to $214.5 million at June 30, 2023, from $186.5 million at December 31, 2022. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 83.5% of total deposits at June 30, 2023, compared to 86.4% at December 31, 2022.

Total stockholders’ equity was $152.3 million at June 30, 2023, compared to $151.7 million at December 31, 2022. The increase in total stockholders’ equity was primarily due to the net income of $4.9 million for the six months ended June 30, 2023 and a $1.2 million increase, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our repurchase of 142,119 shares of our common stock during the six months ended June 30, 2023 at a total cost of $1.2 million, our declaration and payment of cash dividends totaling $2.5 million during the same period, and the one-time recording of a cumulative effect of change in accounting principle with the adoption of ASC 326 of $1.7 million on January 1, 2023.

Operating Results for the Three Months Ended June 30, 2023 and 2022

Net Income. Net income was $2.3 million for the three months ended June 30, 2023, compared to $2.6 million for the three months ended June 30, 2022. Earnings per basic and fully diluted share of common stock were $0.18 for the three months ended June 30, 2023, compared to $0.19 for the three months ended June 30, 2022.

Net Interest Income. Net interest income was $12.9 million for the three months ended June 30, 2023, and $12.1 million for the three months ended June 30, 2022. Net interest income increased $813,000, primarily due to a $3.3 million increase in interest income.

The increase in net interest income was due in substantial part to the increase in the weighted average yield on interest-earning assets. The yield on interest-earning assets increased 119 basis points to 4.45% for the three months ended June 30, 2023, from 3.26% for the three months ended June 30, 2022. The cost of interest-bearing liabilities increased 96 basis points to 1.22% for the three months ended June 30, 2023, from 0.26% for the three months ended June 30, 2022.  Total average interest-earning assets decreased $126.9 million, or 8.0%, to $1.459 billion for the three months ended June 30, 2023, from $1.586 billion for the same period in 2022.  Total average interest-bearing liabilities decreased $82.2 million, or 7.2%, to $1.066 billion for the three months ended June 30, 2023, from $1.149 billion for the same period in 2022.  The decrease in interest-bearing liabilities is partially attributable to the decrease in deposits of $105.9 million, partially offset by the increase in FHLB advances in the first quarter of 2023.  Our net interest rate spread increased by 23 basis points to 3.23% for the three months ended June 30, 2023, from 3.00% for the same period in 2022, due primarily to an increase in the yield on loans receivable, securities and interest-bearing deposits in other financial institutions.  Our net interest margin increased by 49 basis points to 3.56% for the three months ended June 30, 2023, from 3.07% for the same period in 2022, due to an increase in the yield on interest-earning assets.

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

	For the Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,206,175	$14,345	4.77%	$1,096,005	$11,683	4.28%
Securities	176,052	841	1.92	141,603	432	1.22
Stock in FHLB and FRB	7,490	99	5.30	7,490	86	4.61
Other	69,652	893	5.14	341,132	683	0.80
Total interest-earning assets	1,459,369	16,178	4.45	1,586,230	12,884	3.26
Noninterest-earning assets	66,877			62,506
Total assets	$1,526,246			$1,648,736
Interest-bearing Liabilities:
Savings deposits	$195,410	87	0.18	$207,470	44	0.09
Money market accounts	271,534	908	1.34	332,428	158	0.19
NOW accounts	351,905	621	0.71	390,533	202	0.21
Certificates of deposit	202,174	1,145	2.27	196,452	151	0.31
Total deposits	1,021,023	2,761	1.08	1,126,883	555	0.20
Borrowings and Subordinated notes	45,309	474	4.20	21,694	199	3.68
Total interest-bearing liabilities	1,066,332	3,235	1.22	1,148,577	754	0.26
Noninterest-bearing deposits	282,216			323,130
Noninterest-bearing liabilities	23,995			22,395
Total liabilities	1,372,543			1,494,102
Equity	153,703			154,634
Total liabilities and equity	$1,526,246			$1,648,736
Net interest income		$12,943			$12,130
Net interest rate spread (2)			3.23%			3.00%
Net interest-earning assets (3)	$393,037			$437,653
Net interest margin (4)			3.56%			3.07%
Ratio of interest-earning assets to interest-bearing liabilities	136.86%			138.10%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

The recovery of credit losses – loans for the three months ended June 30, 2023 was $180,000, compared to the provision for credit losses – loans of $459,000 for the corresponding period in 2022. The provision for credit losses – loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at June 30, 2023 or March 31, 2023.  Net charge-offs were $626,000 for the three months ended June 30, 2023, compared to net charge-offs of $43,000 for the three months ended June 30, 2022.

The allowance for credit losses as a percentage of nonperforming loans was 38.19% at June 30, 2023, compared to 113.20% at March 31, 2023.   Excluding the effect of the two U.S. Government financing transactions on nonaccrual status as of June 30, 2023, the allowance for credit losses as a percentage of nonperforming loans was 175.10% at June 30, 2023.

Noninterest Income

	Three Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Deposit service charges and fees	$830	$826	$4
Loan servicing fees	141	190	(49)
Trust and insurance commissions and annuities income	276	262	14
Gain on sale of premises and equipment	13	—	13
Valuation adjustment on bank premises held-for-sale	(32)	—	(32)
(Loss) earnings on bank-owned life insurance	(87)	11	(98)
Bank-owned life insurance death benefit	—	446	(446)
Other	98	104	(6)
	$1,239	$1,839	$(600)

Noninterest income decreased $600,000, or 32.6%, to $1.2 million, for the three months ended June 30, 2023, compared to $1.8 million for the same period in 2022.  The difference is primarily due to the Bank's recording of income from a death benefit on a bank-owned life insurance policy in the amount of $446,000 as a result of the death of a former Bank officer during the second quarter 2022.  Loan servicing fees include $80,000 of commitment and non-use fees for the for the three months ended June 30, 2023, compared to $96,000 for the same period in 2022.  In April 2023 we closed on the sale of the Naperville branch and recorded a gain on sale. During the second quarter of 2023, we recorded a total valuation adjustment of $32,000 on our Hazel Crest office based on the purchase price of the pending sale agreement for the facility.

Noninterest Expense

	Three Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Compensation and benefits	$5,629	$5,489	$140
Office occupancy and equipment	2,031	1,933	98
Advertising and public relations	269	208	61
Information technology	965	895	70
Professional fees	348	412	(64)
Supplies, telephone and postage	295	362	(67)
FDIC insurance premiums	282	106	176
Other	1,401	794	607
Total noninterest expense	$11,220	$10,199	$1,021

Noninterest expense increased $1.0 million, or 10.0%, to $11.2 million, for the three months ended June 30, 2023, compared to $10.2 million for the same period in 2022, primarily due to increases in compensation and benefits, increased FDIC insurance premiums, and other expenses.  Compensation and benefits increased $140,000, or 2.6% to $5.6 million, for the three months ended June 30, 2023, compared to $5.5 million for the same period in 2022 due to decreased loan originations in 2023 and lower compensation costs being deferred as loan origination costs.  FDIC insurance premiums increased $176,000 for the three months ended June 30, 2023 due to higher deposit insurance rates assessed on the banking industry. Other expense increased $607,000, or 76.4%, to $1.4 million for the three months ended June 30, 2023, compared to $794,000 for the same period in 2022, due to higher professional fees related to claims preparation for two U.S. Government financing transactions, collection of nonperforming equipment finance loans and leases and commercial loan originations. We also recorded a write down of $70,000 on foreclosed assets based on the current collateral valuation.

Income Taxes

We recorded income tax expense of $838,000 for the three months ended June 30, 2023, compared to $744,000 for the three months ended June 30, 2022. Our combined state and federal effective tax rate for the three months ended June 30, 2023 was 26.6%, compared to 22.5% for the three months ended June 30, 2022.

Operating Results for the Six Months Ended June 30, 2023 and 2022

Net Income. Net income was $4.9 million for the six months ended June 30, 2023, compared to $3.8 million for the six months ended June 30, 2022. Earnings per basic and fully diluted share of common stock were $0.39 for the six months ended June 30, 2023, compared to $0.29 for the six months ended June 30, 2022.

Net Interest Income. Net interest income was $26.4 million for the six months ended June 30, 2023, and $22.9 million for the six months ended June 30, 2022. Net interest income increased $3.5 million, primarily due to a $8.0 million increase in interest income.

The increase in net interest income was due in substantial part to the increase in the weighted average yield on interest-earning assets. The yield on interest-earning assets increased 134 basis points to 4.42% for the six months ended June 30, 2023, from 3.08% for the six months ended June 30, 2022. The cost of interest-bearing liabilities increased 86 basis points to 1.10% for the six months ended June 30, 2023, from 0.24% for the six months ended June 30, 2022.  Total average interest-earning assets decreased $116.9 million, or 7.3%, to $1.477 billion for the six months ended June 30, 2023, from $1.594 billion for the same period in 2022.  Total average interest-bearing liabilities decreased $67.0 million, or 5.8%, to $1.083 billion for the six months ended June 30, 2023, from $1.150 billion for the same period in 2022.  The decrease in interest-bearing liabilities is partially attributable to the decrease in deposits of $83.4 million, partially offset by the increase in FHLB advances in the first quarter of 2023.  Our net interest rate spread increased by 48 basis points to 3.32% for the six months ended June 30, 2023, from 2.84% for the same period in 2022, due primarily to an increase in the yield on loans receivable, securities and interest-bearing deposits in other financial institutions.  Our net interest margin increased by 71 basis points to 3.61% for the six months ended June 30, 2023, from 2.90% for the same period in 2022, due to an increase in the yield on interest-earning assets.

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

	For the Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,215,852	$28,738	4.77%	$1,073,462	$22,496	4.23%
Securities	194,097	1,955	2.03	129,051	731	1.14
Stock in FHLB and FRB	7,490	191	5.14	7,490	172	4.63
Other	59,273	1,454	4.95	383,591	903	0.47
Total interest-earning assets	1,476,712	32,338	4.42	1,593,594	24,302	3.08
Noninterest-earning assets	63,102			63,750
Total assets	$1,539,814			$1,657,344
Interest-bearing Liabilities:
Savings deposits	$199,456	177	0.18	$205,784	75	0.07
Money market accounts	279,819	1,744	1.26	330,498	273	0.17
NOW accounts	369,111	1,299	0.71	390,424	334	0.17
Certificates of deposit	195,161	1,841	1.90	200,220	318	0.32
Total deposits	1,043,547	5,061	0.98	1,126,926	1,000	0.18
Borrowings and Subordinated notes	39,501	834	4.26	23,137	397	3.46
Total interest-bearing liabilities	1,083,048	5,895	1.10	1,150,063	1,397	0.24
Noninterest-bearing deposits	278,018			329,223
Noninterest-bearing liabilities	26,182			22,500
Total liabilities	1,387,248			1,501,786
Equity	152,566			155,558
Total liabilities and equity	$1,539,814			$1,657,344
Net interest income		$26,443			$22,905
Net interest rate spread (2)			3.32%			2.84%
Net interest-earning assets (3)	$393,664			$443,531
Net interest margin (4)			3.61%			2.90%
Ratio of interest-earning assets to interest-bearing liabilities	136.35%			138.57%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Allowance and Provision for Credit Losses

The recovery of credit losses – loans for the six months ended June 30, 2023 was $95,000, compared to a provision for credit losses – loans of $735,000 for the corresponding period in 2022.  The Company adopted ASC 326 on January 1, 2023, and recorded a one-time increase of $1.9 million for the change in accounting principle with the adoption.  The provision for credit losses – loans varies based primarily on forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at June 30, 2023 or December 31, 2022.  Net charge-offs were $715,000 for the six months ended June 30, 2023, compared to net charge-offs of $248,000 for the six months ended June 30, 2022.

The allowance for credit losses as a percentage of nonperforming loans was 38.19% at June 30, 2023, compared to 494.16% at December 31, 2022. Excluding the effect of the two U.S. Government financing transactions on nonaccrual status as of June 30, 2023, the allowance for credit losses as a percentage of nonperforming loans was 175.10% at June 30, 2023.

Noninterest Income

	Six Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,646	$1,607	$39
Loan servicing fees	270	291	(21)
Trust and insurance commissions and annuities income	643	600	43
Losses on sales of securities	(454)	—	(454)
Gain on sale of premises and equipment	9	—	9
Valuation adjustment on bank premises held-for-sale	(585)	—	(585)
(Loss) earnings on bank-owned life insurance	(171)	39	(210)
Bank-owned life insurance death benefit	—	446	(446)
Other	194	300	(106)
Total noninterest income	$1,552	$3,283	$(1,731)

Noninterest income decreased $1.7 million, or 52.7%, to $1.6 million for the six months ended June 30, 2023, compared to $3.3 million for the same period in 2022, due to the sales of investment securities at a loss to improve liquidity and valuation adjustments that we recorded on two retail branches that we closed in January 2023 to improve operating efficiency.  We recorded $454,000 of losses on sales of securities for the six months ended June 30, 2023 and we also recorded valuation adjustments of $585,000 for the six months ended June 30, 2023, at the time of transfer of two of our retail branches to premises held-for sale and in second quarter when we recorded an additional valuation adjustment of $32,000 on our Hazel Crest office based on the purchase price of the pending sale agreement for the facility.  During the second quarter of 2022, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount of $446,000 as a result of the death of a former Bank officer.

Noninterest Expense

	Six Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Compensation and benefits	$11,184	$10,969	$215
Office occupancy and equipment	4,069	4,067	2
Advertising and public relations	459	350	109
Information technology	1,814	1,746	68
Professional fees	665	785	(120)
Supplies, telephone and postage	654	709	(55)
FDIC insurance premiums	436	222	214
Other	2,231	1,640	591
Total noninterest expense	$21,512	$20,488	$1,024

Noninterest expense increased $1.0 million, or 5.0%, to $21.5 million for the six months ended June 30, 2023, compared to $20.5 million for the same period in 2022, primarily due to increases in compensation and benefits, advertising and public relations, increased FDIC insurance premiums, and other expenses.  Compensation and benefits increased $215,000, or 2.0% to $11.2 million, for the six months ended June 30, 2023, compared to $11.0 million for the same period in 2022 due to decreased loan originations in 2023 and lower compensation costs being deferred as loan origination costs, offset by a decrease in compensation.  FDIC insurance premiums increased $214,000 for the six months ended June 30, 2023 due to higher deposit insurance rates assessed on the banking industry. Other expense increased $591,000, or 36.0%, to $2.2 million for the six months ended June 30, 2023, compared to $1.6 million for the same period in 2022, due to higher professional fees related to claims preparation for two U.S. Government financing transactions and collection of nonperforming equipment finance loans and leases.  We also recorded a write down of $70,000 on foreclosed assets based on the current collateral valuation.

Income Taxes

We recorded income tax expense of $1.7 million for the six months ended June 30, 2023, compared to $1.1 million for the six months ended June 30, 2022. Our combined state and federal effective tax rate for the six months ended June 30, 2023 was 25.3%, compared to 22.8% for the six months ended June 30, 2022.

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

	June 30, 2023	March 31, 2023	December 31, 2022	Quarter Change	Six-Month Change
	(Dollars in thousands)
Criticized – Special Mention:
One-to-four family residential real estate	$—	$16	$4	$(16)	$(4)
Commercial loans and leases:
Asset-based and factored receivables	—	348	873	(348)	(873)
Equipment finance:
Government	—	10,468	—	(10,468)	—
Corporate – Other	2,143	582	644	1,561	1,499
Consumer	5	5	4	—	1
	$2,148	$11,419	$1,525	$(9,271)	$623

Classified – Performing Substandard:
One-to-four family residential real estate	$272	$280	$327	$(8)	$(55)
Multi-family mortgage	—	148	—	(148)	—
Commercial loans and leases:
Asset-based and factored receivables	3,726	3,748	3,815	(22)	(89)
Equipment finance:
Government	—	52	52	(52)	(52)
Corporate – Investment-rated	—	—	130	—	(130)
Corporate – Other	33	46	44	(13)	(11)
Consumer	5	5	4	—	1
	$4,036	$4,279	$4,372	$(243)	$(336)

In February 2023, we received an informal notice of non-renewal of a contract securing the repayment of a software financing transaction in our commercial loan and leasing portfolio with a U.S. government agency.  The transaction had an aggregate principal balance of $10.5 million as of December 31, 2022 with a payment due date of March 25, 2023.  Given the uncertainty of the receipt of timely payment, we assigned a “Special Mention” credit rating as of March 31, 2023.  As of June 30, 2023 we did not receive any further communication from the U.S. government agency involved in this transaction and we did not receive the scheduled payment due March 25, 2023; accordingly, we placed the credit exposure on nonaccrual status and are initiating enforcement proceedings.

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2023, we had no loans in this category.

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets:

	June 30, 2023	March 31, 2023	December 31, 2022	Quarter Change	Six-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$45	$55	$92	$(10)	$(47)
Multi-family mortgage	148	—	—	148	148
Commercial loans and leases – Equipment finance:
Government	18,889	8,420	—	10,469	18,889
Corporate – Investment-rated	93	3	—	90	93
Corporate – Other	1,416	—	331	1,416	1,085
Middle market	3,358	306	891	3,052	2,467
Small ticket	209	78	88	131	121
Consumer	—	—	5	—	(5)
	24,158	8,862	1,407	15,296	22,751
Loans past due over 90 days, still accruing	—	—	238	—	(238)

Foreclosed assets:
Other real estate owned	472	472	472	—	—
Other foreclosed assets	478	921	4	(443)	474
	950	1,393	476	(443)	474

Total nonperforming assets	$25,108	$10,255	$2,121	$14,853	$22,987

Ratios:
Allowance for credit losses to total loans	0.78%	0.81%	0.66%
Allowance for credit losses to nonperforming loans	38.19	113.20	494.16
Nonperforming loans to total loans	2.05	0.72	0.13
Nonperforming assets to total assets	1.64	0.66	0.13
Nonaccrual loans to total loans	2.05	0.72	0.11
Nonaccrual loans to total assets	1.58	0.57	0.09

Nonperforming Assets

Nonperforming assets increased $14.9 million to $25.1 million at June 30, 2023, from $10.3 million at March 31, 2023 and $2.1 million at December 31, 2022. The Company’s ratio of nonperforming loans to total loans increased to 2.05% as of June 30, 2023, compared to 0.72% as of March 31, 2023 and 0.13% as of December 31, 2022. During the second quarter of 2023, we did not receive a timely payment on a U.S Government finance transaction in the amount of $10.5 million.  Excluding the two U.S. Government financing transactions that were on nonaccrual status as of June 30, 2023, our ratio of nonperforming loans to total loans at June 30, 2023 would have been 0.45%.  The increase in nonperforming assets is primarily due to three situations which developed during the second quarter of 2023 as set forth below.

Government Equipment Finance – Failure to Receive Timely Payment.  During the second quarter of 2023, we did not receive a scheduled payment on a $10.5 million U.S. government financing transaction for anti-malware cybersecurity software from a multinational technology company that develops, manufactures, and sells networking hardware, cybersecurity and other software, telecommunications equipment and other high-technology services and products, and provided through the supply chain to a U.S. government agency. The government contractor that provided the anti-malware cybersecurity software to a U.S. government agency received an electronic mail message that the user did not have “a reoccurring need” for the cybersecurity software; however, no formal notice of non-renewal has been issued by the contracting officer.  We reviewed the financing transaction with outside counsel with experience in enforcing U.S. government contracts and related claims.  Based on counsel’s evaluation, we believe that we have meritorious claims for recovery of the contract amounts due under the federal Contract Disputes Act.  Accordingly, there was no provision made for an allowance for credit losses as of June 2023; however, because the U.S. government agency failed to remit the scheduled payment within 90 days of its due date, we placed the credit exposure on nonaccrual status as of June 30, 2023.

With respect to the two U.S. government Equipment Finance transactions that we placed on nonaccrual during 2023, we prepared common-interest agreements and sponsorship agreements between the prime contractor, the servicer and us to enable the filing of the appropriate claims under the federal Contract Disputes Act.  In addition, we prepared initial claim documents to be filed with the U.S. government contracting officers for each financing transaction.  We expect to file all claims during the third quarter of 2023.  Under the federal Contract Disputes Act, the U.S. government has up to 120 days to respond to the filings, and thereafter, the claims can be filed with the Federal Court of Claims.  During the second quarter of 2023, we incurred $195,000 in professional fee expenses related to these claim preparation actions.

Commercial Equipment Finance – Chapter 11 Bankruptcy Case.  In April 2023, we received a Chapter 11 bankruptcy petition involving an equipment finance borrower to which we have a $3.2 million total exposure.  The borrower is a 71-year old privately-held company engaged in civil infrastructure construction that was acquired by a private equity firm in December 2021.  The equipment finance transactions are secured by two tunnel excavation machines that are used in the construction of municipal water and sewer projects.

Pursuant to its bankruptcy petition, the borrower disclosed that it encountered significant difficulties with two large civil infrastructure construction projects with a municipality in 2022, and in March 2023, the borrower’s performance bond insurer issued a “stop payment” notice to the municipality and asserted its rights to any payments due under the contracts. In response, the borrower’s primary commercial bank lender with a $12 million credit exposure issued a notice of default, and exercised certain remedies under its credit agreements, including a setoff of the borrower’s bank accounts.  The municipality has also asserted defenses to payment and claims against the borrower.  The borrower has not yet filed a reorganization plan in its Chapter 11 bankruptcy case; however, in June 2023, the borrower filed a petition with the bankruptcy court to terminate its lease for its principal office location, which includes its operational facilities and equipment storage yards.  In addition, the borrower has informally stated that it does not intend to continue to use the financed equipment in its future operations.

The borrower was current on all payments as of March 31, 2023, and had reported a satisfactory debt service coverage ratio in its 2021 financial statements at the time of the February 2022 equipment finance transactions.  In April 2022, the borrower filed suit against us alleging that the Bank did not lend the full amount due to it in the equipment financing transactions and related documents.  In May 2022, we filed a motion to dismiss the borrower’s complaint, which remained pending as of June 30, 2023.  Based on all the facts and circumstances as of June 30, 2023, we continue to believe we have meritorious defenses to the borrower’s complaint.

Based on the borrower’s actions to date in its Chapter 11 bankruptcy case, we intend to pursue a sale of collateral to liquidate our exposure to the borrower.  Given the potential termination of the borrower’s lease on its storage facility, we believe that an accelerated liquidation process may be necessary.  We recorded a charge-off of $627,000 as of June 30, 2023 for the estimated costs of sale and in recognition of a potential decline in valuation due to changes in market conditions and the recent closure of the service/support facility for one of the tunnel excavation machines, which may reduce demand for the equipment in an accelerated sale process.  We also incurred $61,000 in professional fee expenses to protect our interests in the Chapter 11 bankruptcy reorganization petition during the second quarter of 2023.

Commercial Equipment Finance – Fraudulent Borrower Activity.  In June 2023, we received notice of the appointment of a receiver for an equipment finance borrower with a total exposure of $786,000.  The borrower’s primary commercial bank lender with a $30 million credit exposure also indicated to us that the borrower’s audited financial statements may have been fraudulent.  The borrower also has approximately $10 million of obligations to six equipment financing lenders, inclusive of our credit exposure.   An equipment leasing firm informed us that the borrower apparently was selling some leased equipment but not remitting the proceeds of the sale to the respective lessors.  On June 21, 2023, the principal owner of the borrower committed suicide.  In July 2023, the receiver advised us that the borrower filed a Chapter 7 bankruptcy liquidation petition.

The borrower is a distributor of equipment used in the agriculture, construction and material handling industries.  The borrower also conducted rental operations of the equipment to various companies engaged in the short- and medium-term rental of equipment.  Thus, the borrower’s revenues were diversified by the rental agreements to its customers, which included two Fortune 500 companies.  We originated the transaction in 2021 and the borrower had paid as agreed through May 2023.  The transaction was also supported by the personal guarantee of the borrower’s principal owner.

The receiver is cooperating with us to trace the location of the Bank’s collateral, and any proceeds arising from the use or sale of our collateral.  During the third quarter of 2023, we expect to retain an equipment specialist to assist the receiver in locating the collateral, tracing any potential proceeds of rental or sale, and enforcing our first perfected security interest in the collateral.  However, it is possible that the borrower’s reported fraudulent activities may result in a failure to locate the collateral or an inability to enforce our first perfected security interest in the collateral. We will assess the progress of the collateral identification process to determine to what extent the borrower’s fraudulent activity may require adjustments to current estimates of collateral value and expected cash proceeds.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $25.0 million of FHLB advances outstanding at June 30, 2023 and none at December 31, 2022, respectively.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75% maturing on May 15, 2031.  At June 30, 2023, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $10.0 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of the Prime rate minus 0.50%.  The line of credit has been extended since its original maturity date and the current maturity date is March 29, 2024. The line of credit had no outstanding balance at June 30, 2023.

As of June 30, 2023, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of June 30, 2023, we had no other material commitments for capital expenditures.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of June 30, 2023, the Bank's Community Bank Leverage Ratio was 10.80%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%. As of June 30, 2023 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2023
Community Bank Leverage Ratio	$163,806	10.80%	$136,561	9.00%

December 31, 2022
Community Bank Leverage Ratio	$165,252	10.31%	$144,288	9.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.20 per share for each of the six months ended June 30, 2023 and June 30, 2022.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2023, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(37,756)	(16.47)%	$3,199	5.68%
+300	(22,184)	(9.68)	2,501	4.44
+200	(9,237)	(4.03)	1,831	3.25
+100	(1,381)	(0.60)	1,087	1.93

-100	10,894	4.75	(408)	(0.72)
-200	1,845	0.81	(1,949)	(3.46)
-300	(15,568)	(6.79)	(4,716)	(8.37)
-400	(38,117)	(16.63)	(8,048)	(14.29)

The table set forth above indicates that at June 30, 2023, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 0.81% increase in NPV and a $1.9 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 4.03% decrease in NPV and a $1.8 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or on behalf of us, during the second quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2023 through April 30, 2023	—	$—	—	215,508
May 1, 2023 through May 31, 2023	38,167	7.47	38,167	177,341
June 1, 2023 through June 30, 2023	55,348	8.00	55,348	121,993
	93,515		93,515

As of June 30, 2023, the Company had repurchased 7,945,778 shares of its common stock out of the 8,067,771 shares of common stock authorized under the current share repurchase authorization, that will expire on January 15, 2024.  Pursuant to the current share repurchase authorization, there were 121,993 shares of common stock authorized for repurchase as of June 30, 2023.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	July 28, 2023	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer