Form 10-Q
period 2023-09-30
BankFinancial CORP
filed 2023-10-30
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At October 26, 2023, there were 12,547,390 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

September 30, 2023

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	September 30, 2023	December 31, 2022
Assets
Cash and due from other financial institutions	$19,691	$12,046
Interest-bearing deposits in other financial institutions	151,870	54,725
Cash and cash equivalents	171,561	66,771
Securities, at fair value	158,425	210,338
Loans receivable, net of allowance for credit losses: September 30, 2023, $8,559 and December 31, 2022, $8,129	1,105,604	1,226,743
Foreclosed assets, net	902	476
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises held-for-sale	540	—
Premises and equipment, net	22,914	24,956
Accrued interest receivable	8,343	7,338
Bank-owned life insurance	18,556	18,815
Deferred taxes	4,979	5,480
Other assets	6,140	7,035
Total assets	$1,505,454	$1,575,442

Liabilities
Deposits
Noninterest-bearing	$258,318	$280,625
Interest-bearing	1,017,510	1,094,309
Total deposits	1,275,828	1,374,934
Borrowings	25,000	—
Subordinated notes, net of unamortized issuance costs	19,667	19,634
Advance payments by borrowers for taxes and insurance	15,188	8,674
Accrued interest payable and other liabilities	16,016	20,529
Total liabilities	1,351,699	1,423,771

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,547,390 shares issued at September 30, 2023 and 12,742,597 shares issued at December 31, 2022	125	127
Additional paid-in capital	84,133	85,848
Retained earnings	73,602	71,808
Accumulated other comprehensive loss	(4,105)	(6,112)
Total stockholders’ equity	153,755	151,671
Total liabilities and stockholders’ equity	$1,505,454	$1,575,442

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$14,276	$12,735	$43,014	$35,231
Securities	808	821	2,763	1,552
Other	1,810	1,374	3,455	2,449
Total interest income	16,894	14,930	49,232	39,232
Interest expense
Deposits	3,470	809	8,531	1,809
Borrowings and Subordinated notes	470	199	1,304	596
Total interest expense	3,940	1,008	9,835	2,405
Net interest income	12,954	13,922	39,397	36,827
Provision for credit losses - loans	180	350	85	1,085
Recovery of credit losses - unfunded commitments	(44)	—	(89)	—
(Recovery of) provision for credit losses	136	350	(4)	1,085
Net interest income after (recovery of) provision for credit losses	12,818	13,572	39,401	35,742
Noninterest income
Deposit service charges and fees	836	829	2,482	2,436
Loan servicing fees	98	59	368	350
Trust and insurance commissions and annuities income	290	287	933	887
Losses on sales of securities	—	—	(454)	—
Gain on sale of premises and equipment	—	—	9	—
Valuation adjustment on bank premises held-for-sale	—	—	(585)	—
(Loss) earnings on bank-owned life insurance	(88)	(14)	(259)	25
Bank-owned life insurance death benefit	—	—	—	446
Other	104	126	298	426
Total noninterest income	1,240	1,287	2,792	4,570
Noninterest expense
Compensation and benefits	5,369	5,241	16,553	16,210
Office occupancy and equipment	2,046	1,970	6,115	6,037
Advertising and public relations	171	138	623	488
Information technology	944	894	2,758	2,640
Professional fees	366	245	1,038	1,030
Supplies, telephone, and postage	311	342	965	1,051
FDIC insurance premiums	222	134	658	356
Other	1,361	1,637	3,592	3,277
Total noninterest expense	10,790	10,601	32,302	31,089
Income before income taxes	3,268	4,258	9,891	9,223
Income tax expense	899	1,037	2,577	2,167
Net income	$2,369	$3,221	$7,314	$7,056
Basic and diluted earnings per common share	$0.19	$0.25	$0.58	$0.54
Basic and diluted weighted average common shares outstanding	12,578,494	13,060,266	12,655,305	13,142,584

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$2,369	$3,221	$7,314	$7,056
Unrealized holding gain (loss) on securities arising during the period	1,099	(3,634)	2,260	(8,741)
Tax effect	(286)	972	(588)	2,339
Unrealized holding gain (loss) on securities, net of tax	813	(2,662)	1,672	(6,402)
Reclassification adjustment for loss included in net income	—	—	454	—
Tax effect, included in income tax expense	—	—	(119)	—
Reclassification adjustment for loss included in net income, net of tax	—	—	335	—
Other comprehensive gain (loss), net of tax	813	(2,662)	2,007	(6,402)
Comprehensive income	$3,182	$559	$9,321	$654

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
For the three months ended

Balance at July 1, 2022	$131	$89,917	$67,742	$(3,660)	$154,130
Net income	—	—	3,221	—	3,221
Other comprehensive loss, net of tax effect	—	—	—	(2,662)	(2,662)
Repurchase and retirement of common stock (231,311 shares)	(2)	(2,311)	—	—	(2,313)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,306)	—	(1,306)
Balance at September 30, 2022	$129	$87,606	$69,657	$(6,322)	$151,070

Balance at July 1, 2023	$126	$84,603	$72,492	$(4,918)	$152,303
Net income	—	—	2,369	—	2,369
Other comprehensive income, net of tax effect	—	—	—	813	813
Repurchase and retirement of common stock (53,088 shares)	(1)	(470)	—	—	(471)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,259)	—	(1,259)
Balance at September 30, 2023	$125	$84,133	$73,602	$(4,105)	$153,755

For the nine months ended

Balance at December 31, 2021	$132	$90,709	$66,545	$80	$157,466
Net income	—	—	7,056	—	7,056
Other comprehensive loss, net of tax effect	—	—	—	(6,402)	(6,402)
Repurchase and retirement of common stock (306,311 shares)	(3)	(3,103)	—	—	(3,106)
Cash dividends declared on common stock ($0.30 per share)	—	—	(3,944)	—	(3,944)
Balance at September 30, 2022	$129	$87,606	$69,657	$(6,322)	$151,070

Balance at December 31, 2022	$127	$85,848	$71,808	$(6,112)	$151,671
Cumulative effect of change in accounting principle	—	—	(1,719)	—	(1,719)
Net income	—	—	7,314	—	7,314
Other comprehensive income, net of tax effect	—	—	—	2,007	2,007
Repurchase and retirement of common stock (195,207 shares)	(2)	(1,715)	—	—	(1,717)
Cash dividends declared on common stock ($0.30 per share)	—	—	(3,801)	—	(3,801)
Balance at September 30, 2023	$125	$84,133	$73,602	$(4,105)	$153,755

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$7,314	$7,056
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	85	1,085
Recovery of credit losses - unfunded commitments	(89)	—
Depreciation and amortization	1,093	1,082
Net change in net deferred loan origination costs	(123)	(567)
Losses on sales of securities	454	—
Valuation adjustment on bank premises held-for-sale	585	—
Gain on disposal of premises and equipment	(9)	—
Loss (gain) on sale of foreclosed assets	15	(7)
Foreclosed assets write-down	70	—
Foreclosed assets valuation adjustments	48	(153)
Loss (earnings) on bank-owned life insurance	259	(25)
Net change in:
Accrued interest receivable	(1,005)	(2,363)
Other assets	1,362	850
Accrued interest payable and other liabilities	(4,841)	(6,469)
Net cash from operating activities	5,218	489
Cash flows from (used in) investing activities
Securities:
Proceeds from maturities	14,977	2,728
Proceeds from principal repayments	540	707
Proceeds from sale of securities	42,631	—
Purchases of securities	(3,469)	(122,325)
Net change in loans receivable	118,262	(98,487)
Bank-owned life insurance death benefit	—	275
Proceeds from sale of foreclosed assets	362	680
Proceeds from sale of premises and equipment	690	—
Purchase of premises and equipment, net	(1,311)	(1,422)
Net cash from (used in) investing activities	172,682	(217,844)
Cash flows used in financing activities
Net change in:
Deposits	(99,106)	(63,173)
Advance payments by borrowers for taxes and insurance	6,514	6,547
Proceeds from Federal Home Loan Bank advances	35,000	—
Repayments of Federal Home Loan Bank advances	(10,000)	(5,000)
Repurchase and retirement of common stock	(1,717)	(3,106)
Cash dividends paid on common stock	(3,801)	(3,944)
Net cash used in financing activities	(73,110)	(68,676)
Net change in cash and cash equivalents	104,790	(286,031)
Beginning cash and cash equivalents	66,771	502,162
Ending cash and cash equivalents	$171,561	$216,131

Supplemental disclosures of cash flow information:
Interest paid	$9,405	$2,214
Income taxes paid	2,760	2,012
Income taxes refunded	20	8
Assets transferred to premises held-for-sale	1,799	—
Loans transferred to foreclosed assets	921	319
Due to broker	—	3,000

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, the “Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the nine-month period ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2023 or for any other period.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. These receivables are included in loans receivable on the Consolidated Statements of Financial Condition, and as commercial loans and leases in Note 4 - Loans Receivable.  The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls.  Customer reserves  may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $5.9 million and $7.0 million at September 30, 2023 and December 31, 2022, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $1.9 million and $1.4 million at September 30, 2023 and December 31, 2022, respectively.

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

The reserve for unfunded commitments (the “Unfunded Commitment Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The Unfunded Commitment Reserve is recognized as a liability (other liabilities on the Consolidated Statements of Financial Condition), with adjustments to the unfunded commitment reserve recognized as a provision for credit loss expense in the Consolidated Statements of Income. The Unfunded Commitment Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken). To estimate future fundings on unfunded balances, current funding rates are compared to historical funding rates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income available to common stockholders	$2,369	$3,221	$7,314	$7,056
Basic and diluted weighted average common shares outstanding	12,578,494	13,060,266	12,655,305	13,142,584
Basic and diluted earnings per common share	$0.19	$0.25	$0.58	$0.54

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities

September 30, 2023
Certificates of deposit	$2,725	$—	$—	$2,725
Municipal securities	240	—	(11)	229
U.S. Treasury Notes	128,326	—	(5,231)	123,095
U.S. government-sponsored agencies	28,000	—	(137)	27,863
Mortgage-backed securities - residential	3,622	23	(165)	3,480
Collateralized mortgage obligations - residential	1,059	—	(26)	1,033
	$163,972	$23	$(5,570)	$158,425
December 31, 2022
Certificates of deposit	$2,233	$—	$—	$2,233
Municipal securities	240	—	(15)	225
U.S. Treasury Notes	170,906	—	(7,803)	163,103
U.S. government-sponsored agencies	40,000	—	(301)	39,699
Mortgage-backed securities - residential	3,997	27	(143)	3,881
Collateralized mortgage obligations - residential	1,223	—	(26)	1,197
	$218,599	$27	$(8,288)	$210,338

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

	September 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$87,637	$86,118
Due after one year through five years	71,654	67,794
	159,291	153,912
Mortgage-backed securities - residential	3,622	3,480
Collateralized mortgage obligations - residential	1,059	1,033
	$163,972	$158,425

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
September 30, 2023
Municipal securities	—	$—	$—	1	$229	$(11)	1	$229	$(11)
U.S. Treasury Notes	—	—	—	181	123,095	(5,231)	181	123,095	(5,231)
U.S. government-sponsored agencies	3	12,922	(78)	3	14,941	(59)	6	27,863	(137)
Mortgage-backed securities - residential	2	111	(3)	16	2,652	(162)	18	2,763	(165)
Collateralized mortgage obligations - residential	—	—	—	7	1,033	(26)	7	1,033	(26)
	5	$13,033	$(81)	208	$141,950	$(5,489)	213	$154,983	$(5,570)

December 31, 2022
Municipal securities	1	$225	$(15)	—	$—	$—	1	$225	$(15)
U.S. Treasury Notes	147	104,439	(4,104)	53	58,664	(3,699)	200	163,103	(7,803)
U.S. government-sponsored agencies	9	39,699	(301)	—	—	—	9	39,699	(301)
Mortgage-backed securities - residential	18	3,016	(143)	—	—	—	18	3,016	(143)
Collateralized mortgage obligations - residential	5	1,009	(18)	1	171	(8)	6	1,180	(26)
	180	$148,388	$(4,581)	54	$58,835	$(3,707)	234	$207,223	$(8,288)

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

U.S. Treasury Notes, U.S. government-sponsored agencies and certain other available-for-sale securities reflected in the above table that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2023, but the unrealized loss was not recognized into income because the U.S. Treasury Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values are expected to recover as maturity dates of these securities approach.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	September 30, 2023	December 31, 2022
One-to-four family residential real estate	$19,233	$23,133
Multi-family mortgage	528,251	537,394
Nonresidential real estate	117,641	119,705
Commercial loans and leases	447,687	553,056
Consumer	1,351	1,584
	1,114,163	1,234,872
Allowance for credit losses	(8,559)	(8,129)
Loans, net	$1,105,604	$1,226,743

Net deferred loan origination costs included in the table above were $1.7 million as of September 30, 2023 and $1.6 million as of  December 31, 2022.

Allowance for Credit Losses - Loans

The following table represents the activity in the ACL by class of loans:

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
For the three months ended

September 30, 2023
Beginning balance	$326	$4,679	$1,245	$2,943	$33	$9,226
Provision for (recovery of) credit losses	(62)	(136)	(95)	461	12	180
Loans charged off	—	—	—	(889)	(14)	(903)
Recoveries	32	4	—	20	—	56
	$296	$4,547	$1,150	$2,535	$31	$8,559

September 30, 2022
Beginning balance	$286	$3,632	$1,093	$2,149	$42	$7,202
Provision for (recovery of) credit losses	98	(72)	67	171	86	350
Loans charged off	(71)	—	—	(104)	(16)	(191)
Recoveries	2	6	2	15	—	25
	$315	$3,566	$1,162	$2,231	$112	$7,386

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
For the nine months ended

September 30, 2023
Beginning balance, prior to adoption of ASC 326	$281	$4,017	$1,234	$2,548	$49	$8,129
Impact of adopting ASC 326	99	630	66	1,122	(10)	1,907
Beginning balance, after adoption of ASC 326	380	4,647	1,300	3,670	39	10,036
Provision for (recovery of) credit losses	(128)	(115)	(150)	444	34	85
Loans charged off	—	—	—	(1,606)	(43)	(1,649)
Recoveries	44	15	—	27	1	87
	$296	$4,547	$1,150	$2,535	$31	$8,559

September 30, 2022
Beginning balance	$331	$3,377	$1,311	$1,652	$44	$6,715
Provision for credit losses	53	174	39	718	101	1,085
Loans charged off	(76)	—	(192)	(155)	(49)	(472)
Recoveries	7	15	4	16	16	58
	$315	$3,566	$1,162	$2,231	$112	$7,386

As of September 30, 2023 we had $327,000 recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
September 30, 2023
Loans:
Loans individually evaluated	$72	$—	$—	$25,638	$—	$25,710
Loans collectively evaluated	19,161	528,251	117,641	422,049	1,351	1,088,453
	$19,233	$528,251	$117,641	$447,687	$1,351	$1,114,163
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	296	4,547	1,150	2,535	31	8,559
	$296	$4,547	$1,150	$2,535	$31	$8,559

	One-to-four family residential real estate	Multi-family mortgage	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2022
Loans:
Loans individually evaluated	$752	$473	$—	$1,487	$—	$2,712
Loans collectively evaluated	22,381	536,921	119,705	551,569	1,584	1,232,160
	$23,133	$537,394	$119,705	$553,056	$1,584	$1,234,872
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	281	4,017	1,234	2,548	49	8,129
	$281	$4,017	$1,234	$2,548	$49	$8,129

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Individually Evaluated Loans

The following tables present loans individually evaluated by class of loans:

					Three Months Ended		Nine Months Ended
					September 30, 2023		September 30, 2023
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
September 30, 2023
With no related allowance recorded:
One-to-four family residential real estate	$70	$72	$—	$—	$73	$1	$78	$3
Commercial loans and leases	27,222	25,638	1,538	—	24,544	5	14,053	30
	$27,292	$25,710	$1,538	$—	$24,617	$6	$14,131	$33

					Year ended
					December 31, 2022
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2022
With no related allowance recorded:
One-to-four family residential real estate	$752	$752	$—	$—	$1,143	$29
Multi-family mortgage	473	473	—	—	590	27
Commercial loans and leases	1,606	1,487	49	—	445	47
	$2,831	$2,712	$49	$—	$2,178	$103

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
September 30, 2023
One-to-four family residential real estate	$40	$—
Commercial loans and leases	23,468	6,245
	$23,508	$6,245
December 31, 2022
One-to-four family residential real estate	$92	$—
Commercial loans and leases	1,310	238
Consumer	5	—
	$1,407	$238

Nonaccrual loans and individually evaluated loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans individually evaluated.

The Company’s reserve for uncollected loan interest was $1.2 million and $38,000 at September 30, 2023 and December 31, 2022, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by portfolio segment:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
September 30, 2023
One-to-four family residential real estate loans	$—	$2	$—	$2	$40	$19,191	$19,233
Multi-family mortgage:
Senior notes	—	2,091	—	2,091	—	483,858	485,949
Junior notes	—	—	—	—	—	42,302	42,302
Nonresidential real estate:
Owner occupied	—	—	—	—	—	21,423	21,423
Non-owner occupied	—	—	—	—	—	96,218	96,218
Commercial loans and leases:
Commercial	187	31	2,144	2,362	4,512	224,815	231,689
Equipment finance - Government	2,001	13,529	4,101	19,631	18,889	123,568	162,088
Equipment finance - Corporate Investment-grade	—	213	—	213	67	53,630	53,910
Consumer	4	3	—	7	—	1,344	1,351
	$2,192	$15,869	$6,245	$24,306	$23,508	$1,066,349	$1,114,163

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2022
One-to-four family residential real estate loans	$411	$19	$—	$430	$92	$22,611	$23,133
Multi-family mortgage:
Senior notes	31	—	—	31	—	494,957	494,988
Junior notes	—	—	—	—	—	42,406	42,406
Nonresidential real estate:
Owner occupied	—	—	—	—	—	22,617	22,617
Non-owner occupied	—	—	—	—	—	97,088	97,088
Commercial loans and leases:
Commercial	2,424	336	111	2,871	1,310	279,272	283,453
Equipment finance - Government	2,034	5,106	—	7,140	—	204,443	211,583
Equipment finance - Corporate Investment-grade	—	81	127	208	—	57,812	58,020
Consumer	12	4	—	16	5	1,563	1,584
	$4,912	$5,546	$238	$10,696	$1,407	$1,222,769	$1,234,872

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

At  September 30, 2023, the Company had no loan modifications that meet the definition described in ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” for additional reporting.

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

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
September 30, 2023
One-to-four family residential real estate	$18,870	$41	$—	$282	$40	$19,233
Multi-family mortgage	523,406	3,510	1,335	—	—	528,251
Nonresidential real estate	113,354	4,287	—	—	—	117,641
Commercial loans and leases	391,602	26,932	—	5,685	23,468	447,687
Consumer	1,340	5	3	3	—	1,351
	$1,048,572	$34,775	$1,338	$5,970	$23,508	$1,114,163

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2022
One-to-four family residential real estate	$22,648	$62	$4	$327	$92	$23,133
Multi-family mortgage	534,253	3,141	—	—	—	537,394
Nonresidential real estate	116,635	3,070	—	—	—	119,705
Commercial loans and leases	523,889	22,299	1,517	4,041	1,310	553,056
Consumer	1,559	12	4	4	5	1,584
	$1,198,984	$28,584	$1,525	$4,372	$1,407	$1,234,872

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
September 30, 2023

One-to-four family residential real estate loans:
Risk-rating
Pass	$—	$—	$—	$154	$—	$14,799	$3,917	$18,870
Watch	—	—	—	—	—	41	—	41
Substandard	—	—	—	—	—	134	148	282
Nonaccrual	—	—	—	—	—	17	23	40
	$—	$—	$—	$154	$—	$14,991	$4,088	$19,233
One-to-four family residential real estate loans:
Current period recoveries	$—	$—	$—	$—	$—	$44	$—	$44
	$—	$—	$—	$—	$—	$44	$—	$44
Multi-family mortgage:
Risk rating
Pass	$38,554	$211,954	$113,728	$59,159	$22,304	$69,481	$8,226	$523,406
Watch	—	650	—	264	—	2,596	—	3,510
Special mention	—	1,335	—	—	—	—	—	1,335
	$38,554	$213,939	$113,728	$59,423	$22,304	$72,077	$8,226	$528,251
Multi-family mortgage:
Current period recoveries	$—	$—	$—	$—	$—	$15	$—	$15
	$—	$—	$—	$—	$—	$15	$—	$15
Nonresidential real estate:
Risk rating
Pass	$11,692	$51,053	$20,622	$7,900	$9,773	$12,210	$104	$113,354
Watch	—	2,567	1,547	—	—	173	—	4,287
	$11,692	$53,620	$22,169	$7,900	$9,773	$12,383	$104	$117,641
Commercial loans and leases :
Risk rating
Pass	$41,000	$150,387	$77,204	$46,837	$4,618	$2,319	$69,237	$391,602
Watch	4,101	8,114	1,006	353	—	—	13,358	26,932
Substandard	—	2,143	—	27	—	—	3,515	5,685
Nonaccrual	11	22,028	540	889	—	—	—	23,468
	$45,112	$182,672	$78,750	$48,106	$4,618	$2,319	$86,110	$447,687
Commercial loans and leases :
Current period gross charge-offs	$(20)	$(1,586)	$—	$—	$—	$—	$—	$(1,606)
Current period recoveries	—	—	27	—	—	—	—	27
	$(20)	$(1,586)	$27	$—	$—	$—	$—	$(1,579)
Consumer:
Risk rating
Pass	$167	$11	$146	$159	$278	$—	$579	$1,340
Watch	—	—	—	—	—	—	5	5
Special mention	—	—	—	—	—	—	3	3
Substandard	—	—	—	—	—	—	3	3
	$167	$11	$146	$159	$278	$—	$590	$1,351
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(43)	$(43)
Current period recoveries	—	—	—	—	—	—	1	1
	$—	$—	$—	$—	$—	$—	$(42)	$(42)

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

	September 30, 2023			December 31, 2022
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Other real estate owned	$472	$(4)	$468	$472	$—	$472
Other foreclosed assets	478	(44)	434	4	—	4
	$950	$(48)	$902	$476	$—	$476

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$950	$842	$476	$725
New foreclosed assets	—	—	921	319
Valuation adjustments	(48)	(31)	(48)	(31)
Valuation reductions from sales	—	157	—	184
Direct write-downs	—	—	(70)	—
Sales	—	(444)	(377)	(673)
Ending balance	$902	$524	$902	$524

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$—	$200	$—	$227
Additions charged to expense	48	31	48	31
Reductions from sales	—	(157)	—	(184)
Ending balance	$48	$74	$48	$74

The were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2023 and  December 31, 2022.  At September 30, 2023, other foreclosed assets consisted of vehicles repossessed in connection with equipment finance leases.  At September 30, 2023, the balance of OREO included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	September 30, 2023		December 31, 2022
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due September 16, 2024	4.55%	$5,000	—%	$—
Fixed-rate advance from FHLB, due March 17, 2025	4.27%	5,000	—%	—
Fixed-rate advance from FHLB, due September 17, 2025	4.20%	5,000	—%	—
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000	—%	—
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	—%	—
Subordinated notes, due May 15, 2031	3.75%	19,667	3.75%	19,634
Line of credit, due March 29, 2024	8.00%	—	6.75%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At September 30, 2023 and  December 31, 2022, there were $333,000 and $366,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 29, 2024.  The line of credit had no outstanding balance at  September 30, 2023 and December 31, 2022.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2023
Securities:
Certificates of deposit	$—	$2,725	$—	$2,725
Municipal securities	—	229	—	229
U.S. Treasury Notes	123,095	—	—	123,095
U.S. government-sponsored agencies	—	27,863	—	27,863
Mortgage-backed securities – residential	—	3,480	—	3,480
Collateralized mortgage obligations – residential	—	1,033	—	1,033
	$123,095	$35,330	$—	$158,425
December 31, 2022
Securities:
Certificates of deposit	$—	$2,233	$—	$2,233
Municipal securities	—	225	—	225
U.S. Treasury Notes	163,103	—	—	163,103
U.S. government-sponsored agencies	—	39,699	—	39,699
Mortgage-backed securities – residential	—	3,881	—	3,881
Collateralized mortgage obligations – residential	—	1,197	—	1,197
	$163,103	$47,235	$—	$210,338

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2023
Other real estate owned	$—	$—	$468	$468
Other foreclosed assets	—	—	387	387

At  September 30, 2023 and  December 31, 2022 there were no individually evaluated loans that were measured using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Foreclosed assets are carried at the lower of cost or fair value less costs to sell. At  September 30, 2023, other real estate owned has a carrying value of $472,000 less a valuation allowance of $4,000, or $468,000, and other foreclosed assets has a carrying value of $431,000 less a valuation allowance of $44,000, or $387,000.  At  December 31, 2022 there were no foreclosed assets with valuation allowances.  There was a $48,000 valuation adjustment of other foreclosed assets recorded in the three and nine months ended September 30, 2023 compared to $31,000 of valuation adjustments of other foreclosed assets recorded for the three and nine and months ended September 30, 2022.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
September 30, 2023
Other real estate owned	$468	Sales comparison	Discount applied to valuation	10.0%
Other foreclosed assets	387	Sales comparison	Discount applied to valuation	6.2%

In January 2023, we completed the previously disclosed closings of our Hazel Crest and Naperville branch offices.  At the time of transfer, we recorded a $553,000 valuation adjustment on bank premises held-for-sale.  During the second quarter of 2023, we recorded an additional valuation adjustment of $32,000 on our Hazel Crest branch office based on the purchase price reflected in the pending sale agreement for the facility.

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$171,561	$169,321	$2,240	$—	$171,561
Securities	158,425	123,095	35,330	—	158,425
Loans receivable, net of allowance for credit losses	1,105,604	—	—	1,049,622	1,049,622
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	8,343	437	436	7,470	8,343
Financial liabilities
Certificates of deposit	221,164	—	217,933	—	217,933
Borrowings	25,000	—	24,621	—	24,621
Subordinated notes	19,667	—	17,171	—	17,171

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$66,771	$65,967	$804	$—	$66,771
Securities	210,338	163,103	47,235	—	210,338
Loans receivable, net of allowance for credit losses	1,226,743	—	—	1,198,616	1,198,616
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	7,338	514	477	6,347	7,338
Financial liabilities
Certificates of deposit	186,524	—	182,398	—	182,398
Subordinated notes	19,634	—	17,800	—	17,800

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Deposit service charges and fees	$836	$829	$2,482	$2,436
Loan servicing fees (1)	98	59	368	350
Trust and insurance commissions and annuities income	290	287	933	887
Losses on sales of securities (1)	—	—	(454)	—
Gain on sale of premises and equipment	—	—	9	—
Valuation adjustment on bank premises held-for-sale (1)	—	—	(585)	—
(Loss) earnings on bank-owned life insurance (1)	(88)	(14)	(259)	25
Bank-owned life insurance death benefit (1)	—	—	—	446
Other (1)	104	126	298	426
Total noninterest income	$1,240	$1,287	$2,792	$4,570

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $332,000 and $351,000 for the three months ended September 30, 2023 and 2022, respectively.  Interchange income was $1.0 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Trust and insurance commissions and annuities income: The Company earns trust, insurance commissions and annuities income from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date. Other related services provided include fees the Company earns, which are based on a fixed fee schedule and are recognized when the services are rendered.

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the nine months ended September 30, 2023 and 2022 were not financed by the Company.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

Overview

We reported net income of $2.4 million, or $0.19 per common share, for the quarter ended September 30, 2023. At September 30, 2023, the Company had total assets of $1.505 billion, total loans of $1.106 billion, total deposits of $1.276 billion and stockholders' equity of $153.8 million.

Cash and interest-bearing deposits totaled $171.6 million as of September 30, 2023, compared to $115.3 million as of June 30, 2023, reflecting the liquidity provided by maturing investment securities, repayments from our commercial loan and lease portfolio, and prepayments from our multi-family residential loan portfolio.

Consistent with our short-term liquidity objectives, total net loans decreased by $65.2 million (5.6%) during the quarter ended September 30, 2023.  Total commercial loans and leases decreased by $47.8 million primarily due to a $43.4 million decline in equipment finance portfolio balances, a $16.8 million decline in multi-family residential real estate loan balances and a $4.4 million decline in commercial finance loan balances.  Our loan to deposit ratio was 87% as of September 30, 2023, compared to 90% as of June 30, 2023.

Yields on loan originations were 9.11% in the third quarter of 2023, compared to 9.24% in the second quarter of 2023, reflecting increased originations of investment-grade commercial equipment finance transactions and lower line utilization in the commercial finance portfolio.  Yields on loan repayments and payoffs were 7.86% in the third quarter of 2023, compared to 8.35% in the second quarter of 2023, due to increased repayments of government equipment finance transactions and multi-family residential loans at a weighted average of 4.30%.

Total deposits were $1.276 billion as of September 30, 2023, a decrease of $27.9 million (2.1%) compared to June 30, 2023.  Total FDIC-insured deposits and collateralized public-funds deposits represented 87% of total deposits as of September 30, 2023.  The decrease in deposits during the third quarter of 2023 was primarily due to declines in commercial deposit account balances related to healthcare and equipment finance borrowers, seasonal decreases in balances involving collateralized public funds and decreases in family office account balances due to investment activity.  Retail deposit portfolio balances were stable; however, due to increases in market interest rates. Certificates of deposit balances increased by $6.5 million as depositors transferred funds from transaction accounts to certificates of deposit.

Net interest income increased by $11,000 during the quarter ended September 30, 2023, as increased interest income on higher balances of short-term investments slightly exceeded the increase in our cost of funds on deposits.   Our net interest margin was 3.56% as of September 30, 2023 and June 30, 2023.

Noninterest income remained stable at $1.2 million for the quarters ended September 30, 2023 and June 30, 2023.  Loan servicing fees decreased modestly during the third quarter of 2023.  Noninterest expense decreased $430,000 during the quarter ended September 30, 2023.  Compensation and benefits expense decreased $260,000 compared to the second quarter of 2023 due to changes in workforce composition.  Advertising and public relations decreased $91,000 compared to the second quarter of 2023, reflecting lower marketing expenses related to loan originations activities.

The Company’s loans on nonaccrual status were stable as of September 30, 2023.  Due to the decline in loan portfolio balances, the ratio of loans on nonaccrual status to total loans increased to 2.11% as of September 30, 2023, compared to 2.05% as of June 30, 2023. Excluding the effect of the two U.S. Government financing transactions that were on nonaccrual status as of September 30, 2023, our ratio of loans on nonaccrual status to total loans as of September 30, 2023 was 0.41%. Our allowance for credit losses decreased to 0.77% of total loans as of September 30, 2023.

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.38% as of September 30, 2023.  The Company repurchased 53,088 of its common shares during the quarter ended September 30, 2023. The Company’s tangible book value per common share increased to $12.25 per share as of September 30, 2023.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2023	December 31, 2022	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,505,454	$1,575,442	$(69,988)
Loans, net	1,105,604	1,226,743	(121,139)
Securities, at fair value	158,425	210,338	(51,913)
Deposits	1,275,828	1,374,934	(99,106)
Borrowings	25,000	—	25,000
Subordinated notes, net of unamortized issuance costs	19,667	19,634	33
Equity	153,755	151,671	2,084

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands)
Selected Operating Data:
Interest income	$16,894	$14,930	$1,964	13.2%	$49,232	$39,232	$10,000	25.5%
Interest expense	3,940	1,008	2,932	290.9	9,835	2,405	7,430	308.9
Net interest income	12,954	13,922	(968)	(7.0)	39,397	36,827	2,570	7.0
Provision for (recovery of) credit losses	136	350	(214)	(61.1)	(4)	1,085	(1,089)	(100.4)
Net interest income after provision for (recovery of) credit losses	12,818	13,572	(754)	(5.6)	39,401	35,742	3,659	10.2
Noninterest income	1,240	1,287	(47)	(3.7)	2,792	4,570	(1,778)	(38.9)
Noninterest expense	10,790	10,601	189	1.8	32,302	31,089	1,213	3.9
Income before income taxes	3,268	4,258	(990)	(23.3)	9,891	9,223	668	7.2
Income tax expense	899	1,037	(138)	(13.3)	2,577	2,167	410	18.9
Net income	$2,369	$3,221	$(852)	-26.5%	$7,314	$7,056	$258	3.7%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.63%	0.79%	0.64%	0.57%
Return on equity (ratio of net income to average equity) (1)	6.16	8.31	6.37	6.06
Average equity to average assets	10.18	9.49	10.00	9.42
Net interest rate spread (1) (2)	3.16	3.42	3.27	3.03
Net interest margin (1) (3)	3.56	3.52	3.59	3.11
Efficiency ratio (4)	76.02	69.70	76.56	75.10
Noninterest expense to average total assets (1)	2.86	2.60	2.81	2.51
Average interest-earning assets to average interest-bearing liabilities	136.78	137.90	136.49	138.20
Dividends declared per share	$0.10	$0.10	$0.30	$0.30
Dividend payout ratio	53.16%	40.53%	51.98%	55.89%

	At September 30, 2023	At December 31, 2022
Asset Quality Ratios:
Nonperforming assets to total assets (5)	2.04%	0.13%
Nonperforming loans to total loans	2.67	0.13
Allowance for credit losses to nonperforming loans	28.77	494.16
Allowance for credit losses to total loans	0.77	0.66
Capital Ratios:
Equity to total assets at end of period	10.21%	9.63%
Tier 1 leverage ratio (Bank only)	10.93%	10.31%
Other Data:
Number of full-service offices	18	20
Employees (full-time equivalents)	200	203

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets decreased $70.0 million, or 4.4%, to $1.505 billion at September 30, 2023, from $1.575 billion at December 31, 2022. The decrease in total assets was primarily due to decreases in securities and loans receivable, partially offset by an increase in cash and cash equivalents.  Securities decreased $51.9 million to $158.4 million, due to the sale of $43.1 million of U.S. Treasury Notes, while loans receivable decreased $121.1 million to $1.106 billion.  Cash and cash equivalents increased $104.8 million to $171.6 million at September 30, 2023, from $66.8 million at December 31, 2022.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 98.2% of gross loans at September 30, 2023. During the nine months ended September 30, 2023, multi-family loans decreased by $9.1 million, or 1.7% and commercial loans and leases decreased by $105.4 million, or 19.1%.  The decrease in multi-family loans was due to $39.0 million of payments and payoffs, partially offset by originations of $29.7 million. The decrease in commercial loans and leases was primarily due to decreases in corporate, government, and middle market leases of $32.7 million, $49.5 million and $19.0 million, respectively, due to payments and payoffs.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family mortgage lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At September 30, 2023, $313.7 million (59.5%), of our multi-family mortgage loans were in the Chicago, Illinois Metropolitan Statistical Area; $73.3 million (13.9%), were in Texas; $68.8 million (13.0%), were in Florida and $25.7 million (4.9%), were in North Carolina.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  At September 30, 2023, our concentration within the nonresidential real estate portfolio was retail shopping malls of $49.7 million (42.3%); office buildings of $16.7 million (14.2%);  industrial of $16.2 million (13.8%); mixed use buildings of $14.1 million (12.0%); and single tenant commercial properties of $5.1 million (4.3%).

Total liabilities decreased $72.1 million, or 5.1%, to $1.352 billion at September 30, 2023, from $1.424 billion at December 31, 2022, due to a decrease in total deposits, partially offset by an increase in borrowings.  Total deposits decreased $99.1 million, or 7.2%, to $1.276 billion at September 30, 2023, from $1.375 billion at December 31, 2022.  Interest-bearing NOW accounts decreased $73.5 million, or 18.4%, to $326.9 million at September 30, 2023, from $400.4 million at December 31, 2022.  Money market accounts decreased $11.7 million, or 3.9%, to $291.2 million at September 30, 2023, from $302.9 million at December 31, 2022.  Savings accounts decreased $26.2 million, or 12.8%, to $178.3 million at September 30, 2023, from $204.5 million at December 31, 2022. Noninterest-bearing demand deposits decreased $22.3 million, or 7.9%, to $258.3 million at September 30, 2023, from $280.6 million at December 31, 2022.  Retail certificates of deposit increased $34.4 million, or 18.4%, to $220.9 million at September 30, 2023, from $186.5 million at December 31, 2022. Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 82.7% of total deposits at September 30, 2023, compared to 86.4% at December 31, 2022.

Total stockholders’ equity was $153.8 million at September 30, 2023, compared to $151.7 million at December 31, 2022. The increase in total stockholders’ equity was primarily due to net income of $7.3 million for the nine months ended September 30, 2023 and a $2.0 million increase, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our repurchase of 195,207 shares of our common stock during the nine months ended September 30, 2023 at a total cost of $1.7 million, our declaration and payment of cash dividends totaling $3.8 million during the same period, and the one-time recording of a cumulative effect of change in accounting principle with the adoption of ASC 326 of $1.7 million on January 1, 2023.

Operating Results for the Three Months Ended September 30, 2023 and 2022

Net Income. Net income was $2.4 million for the three months ended September 30, 2023, compared to $3.2 million for the three months ended September 30, 2022. Earnings per basic and fully diluted share of common stock were $0.19 for the three months ended September 30, 2023, compared to $0.25 for the three months ended September 30, 2022.

Net Interest Income. Net interest income was $13.0 million for the three months ended September 30, 2023, and $13.9 million for the three months ended September 30, 2022. Net interest income decreased $968,000, primarily due to a $2.9 million increase in interest expense.

The decrease in net interest income was due in substantial part to an increase in the weighted average cost of interest-bearing liabilities. The weighted average cost of interest-bearing liabilities increased 113 basis points to 1.48% for the three months ended September 30, 2023, from 0.35% for the three months ended September 30, 2022. The yield on interest-earning assets increased 87 basis points to 4.64% for the three months ended September 30, 2023, from 3.77% for the three months ended September 30, 2022.  Total average interest-earning assets decreased $126.9 million, or 8.1%, to $1.444 billion for the three months ended September 30, 2023, from $1.571 billion for the same period in 2022. Total average interest-bearing liabilities decreased $83.5 million, or 7.3%, to $1.056 billion for the three months ended September 30, 2023, from $1.139 billion for the same period in 2022.  The decrease in interest-bearing liabilities is partially attributable to the decrease in deposits of $108.5 million, partially offset by the increase in FHLB advances in the first quarter of 2023.  Our net interest rate spread decreased by 26 basis points to 3.16% for the three months ended September 30, 2023, from 3.42% for the same period in 2022, due primarily to an increase in the cost of deposits.  Our net interest margin increased by four basis points to 3.56% for the three months ended September 30, 2023, from 3.52% for the same period in 2022.

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

	For the Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,141,788	$14,276	4.96%	$1,147,154	$12,735	4.40%
Securities	170,806	808	1.88	187,163	821	1.74
Stock in FHLB and FRB	7,490	114	6.04	7,490	88	4.66
Other	124,175	1,696	5.42	229,381	1,286	2.22
Total interest-earning assets	1,444,259	16,894	4.64	1,571,188	14,930	3.77
Noninterest-earning assets	67,163			61,587
Total assets	$1,511,422			$1,632,775
Interest-bearing Liabilities:
Savings deposits	$183,632	82	0.18	$206,840	59	0.11
Money market accounts	277,087	1,272	1.82	324,032	256	0.31
NOW accounts	333,275	582	0.69	398,177	285	0.28
Certificates of deposit	217,218	1,534	2.80	190,702	209	0.43
Total deposits	1,011,212	3,470	1.36	1,119,751	809	0.29
Borrowings and Subordinated notes	44,662	470	4.18	19,617	199	4.02
Total interest-bearing liabilities	1,055,874	3,940	1.48	1,139,368	1,008	0.35
Noninterest-bearing deposits	272,266			309,990
Noninterest-bearing liabilities	29,486			28,417
Total liabilities	1,357,626			1,477,775
Equity	153,796			155,000
Total liabilities and equity	$1,511,422			$1,632,775
Net interest income		$12,954			$13,922
Net interest rate spread (2)			3.16%			3.42%
Net interest-earning assets (3)	$388,385			$431,820
Net interest margin (4)			3.56%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities	136.78%			137.90%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Allowance and Provision for Credit Losses

The ACL is a significant estimate in our unaudited consolidated financial statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, the Bank’s overall credit risk management processes. The ACL is recorded in accordance with US GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected.  All estimates of credit losses should be based on careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income.

The provision for credit losses – loans for the three months ended September 30, 2023 was $180,000, compared to the provision for credit losses – loans of $350,000 for the corresponding three-month period in 2022. The provision for credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at September 30, 2023 or June 30, 2023.  Net charge-offs were $847,000 for the three months ended September 30, 2023, compared to net charge-offs of $166,000 for the three months ended September 30, 2022.

The allowance for credit losses as a percentage of nonperforming loans was 28.77% at September 30, 2023, compared to 38.19% at June 30, 2023.   Excluding the effect of the two U.S. Government financing transactions on nonaccrual status as of September 30, 2023, the allowance for credit losses as a percentage of nonperforming loans was 78.78% at  September 30, 2023.

Noninterest Income

	Three Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Deposit service charges and fees	$836	$829	$7
Loan servicing fees	98	59	39
Trust and insurance commissions and annuities income	290	287	3
Loss on bank-owned life insurance	(88)	(14)	(74)
Other	104	126	(22)
Total noninterest income	$1,240	$1,287	$(47)

Noninterest income decreased $47,000, or 3.7%, to $1.2 million, for the three months ended September 30, 2023, compared to $1.3 million for the same period in 2022.  Loan servicing fees include $52,000 of non-use fees for the three months ended September 30, 2023, compared to $2,000 for the same period in 2022.

Noninterest Expense

	Three Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Compensation and benefits	$5,369	$5,241	$128
Office occupancy and equipment	2,046	1,970	76
Advertising and public relations	171	138	33
Information technology	944	894	50
Professional fees	366	245	121
Supplies, telephone and postage	311	342	(31)
FDIC insurance premiums	222	134	88
Other	1,361	1,637	(276)
Total noninterest expense	$10,790	$10,601	$189

Noninterest expense increased $189,000, or 1.8%, to $10.8 million, for the three months ended September 30, 2023, compared to $10.6 million for the same period in 2022, primarily due to increases in compensation and benefits, office occupancy and equipment, professional fees, and increased FDIC insurance premiums.  Compensation and benefits expense increased $128,000, or 2.4% to $5.4 million, for the three months ended September 30, 2023, compared to $5.2 million for the same period in 2022, primarily due to decreased loan originations in 2023 and lower compensation costs being deferred as loan origination costs.  Office occupancy and equipment increased $76,000, or 3.9%, for the three months ended September 30, 2023, primarily due to increases in utilities, building maintenance and real estate taxes.  Professional fees increased $121,000, or 49.4%, for the three months ended September 30, 2023, primarily due to increases in audit and accounting services and personnel recruitment fees. FDIC insurance premiums increased $88,000 for the three months ended September 30, 2023 due to higher deposit insurance rates assessed to all insured depository institutions. Other expense decreased $276,000, or 16.9%, to $1.4 million for the three months ended September 30, 2023, compared to $1.6 million for the same period in 2022.  In the third quarter of 2022, we recorded a $750,000 loss reserve related to a probable fraud involving a single commercial customer. The decrease in other expense was partially offset by increased legal fees related to nonperforming loans and write-downs and valuation adjustments recorded on OREO and other foreclosed assets.

Income Taxes

We recorded income tax expense of $899,000 for the three months ended September 30, 2023, compared to $1.0 million for the three months ended September 30, 2022. Our combined state and federal effective tax rate for the three months ended September 30, 2023 was 27.5%, compared to 24.4% for the three months ended September 30, 2022.  The tax rate for 2022 was favorably impacted by adjustments to the prior year tax returns.

Operating Results for the Nine Months Ended September 30, 2023 and 2022

Net Income. Net income was $7.3 million for the nine months ended September 30, 2023, compared to $7.1 million for the nine months ended September 30, 2022. Earnings per basic and fully diluted share of common stock were $0.58 for the nine months ended September 30, 2023, compared to $0.54 for the nine months ended September 30, 2022.

Net Interest Income. Net interest income was $39.4 million for the nine months ended September 30, 2023, compared to $36.8 million for the nine months ended September 30, 2022. Net interest income increased $2.6 million, primarily due to a $10.0 million increase in interest income.

The increase in net interest income was due in substantial part to the increase in the weighted average yield on interest-earning assets. The yield on interest-earning assets increased 118 basis points to 4.49% for the nine months ended September 30, 2023, from 3.31% for the nine months ended September 30, 2022. The cost of interest-bearing liabilities increased 94 basis points to 1.22% for the nine months ended September 30, 2023, from 0.28% for the nine months ended September 30, 2022. Total average interest-earning assets decreased $118.6 million, or 7.5%, to $1.466 billion for the nine months ended September 30, 2023, from $1.584 billion for the same period in 2022.  Total average interest-bearing liabilities decreased $72.6 million, or 6.3%, to $1.074 billion for the nine months ended September 30, 2023, from $1.146 billion for the same period in 2022.  The decrease in interest-bearing liabilities was partially attributable to a decrease in deposits of $91.9 million, partially offset by an increase in FHLB advances in the first quarter of 2023.  Our net interest rate spread increased by 24 basis points to 3.27% for the nine months ended September 30, 2023, from 3.03% for the same period in 2022, due primarily to an increase in the yield on loans receivable, securities and interest-bearing deposits in other financial institutions.  Our net interest margin increased by 48 basis points to 3.59% for the nine months ended September 30, 2023, from 3.11% for the same period in 2022, due to an increase in the yield on interest-earning assets.

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

	For the Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,190,893	$43,014	4.83%	$1,098,296	$35,231	4.29%
Securities	186,248	2,763	1.98	148,635	1,552	1.40
Stock in FHLB and FRB	7,490	306	5.46	7,490	259	4.62
Other	81,145	3,149	5.19	329,963	2,190	0.89
Total interest-earning assets	1,465,776	49,232	4.49	1,584,384	39,232	3.31
Noninterest-earning assets	64,456			64,739
Total assets	$1,530,232			$1,649,123
Interest-bearing Liabilities:
Savings deposits	$194,123	259	0.18	$206,140	134	0.09
Money market accounts	278,898	3,016	1.45	328,319	529	0.22
NOW accounts	357,035	1,881	0.70	393,036	619	0.21
Certificates of deposit	202,594	3,375	2.23	197,013	527	0.36
Total deposits	1,032,650	8,531	1.10	1,124,508	1,809	0.22
Borrowings and Subordinated notes	41,241	1,304	4.23	21,950	596	3.63
Total interest-bearing liabilities	1,073,891	9,835	1.22	1,146,458	2,405	0.28
Noninterest-bearing deposits	276,080			322,741
Noninterest-bearing liabilities	27,279			24,553
Total liabilities	1,377,250			1,493,752
Equity	152,982			155,371
Total liabilities and equity	$1,530,232			$1,649,123
Net interest income		$39,397			$36,827
Net interest rate spread (2)			3.27%			3.03%
Net interest-earning assets (3)	$391,885			$437,926
Net interest margin (4)			3.59%			3.11%
Ratio of interest-earning assets to interest-bearing liabilities	136.49%			138.20%

(1)	Annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Allowance and Provision for Credit Losses

The provision for credit losses – loans for the nine months ended September 30, 2023 was $85,000, compared to a provision for credit losses – loans of $1.1 million for the corresponding period in 2022.  The Company adopted ASC 326 on January 1, 2023, and recorded a one-time increase of $1.9 million for the change in accounting principle with the adoption.  The provision for credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at September 30, 2023 or December 31, 2022.  Net charge-offs were $1.6 million for the nine months ended September 30, 2023, compared to net charge-offs of $414,000 for the nine months ended September 30, 2022.

The allowance for credit losses as a percentage of nonperforming loans was 28.77% at September 30, 2023, compared to 494.16% at December 31, 2022. Excluding the effect of the two U.S. Government financing transactions on nonaccrual status as of September 30, 2023, the allowance for credit losses as a percentage of nonperforming loans was 78.78% at September 30, 2023.

Noninterest Income

	Nine Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Deposit service charges and fees	$2,482	$2,436	$46
Loan servicing fees	368	350	18
Trust and insurance commissions and annuities income	933	887	46
Losses on sales of securities	(454)	—	(454)
Gain on sale of premises and equipment	9	—	9
Valuation adjustment on bank premises held-for-sale	(585)	—	(585)
(Loss) earnings on bank-owned life insurance	(259)	25	(284)
Bank-owned life insurance death benefit	—	446	(446)
Other	298	426	(128)
Total noninterest income	$2,792	$4,570	$(1,778)

Noninterest income decreased $1.8 million, or 38.9%, to $2.8 million for the nine months ended September 30, 2023, compared to $4.6 million for the same period in 2022, due to the sales of investment securities at a loss to improve liquidity and valuation adjustments that we recorded on two retail branches that we closed in January 2023 to improve operating efficiency.  We recorded $454,000 of losses on sales of securities for the nine months ended September 30, 2023 and also recorded valuation adjustments of $585,000 for the nine months ended September 30, 2023, upon the transfer of two of our retail branches to premises held-for sale and when we recorded an additional valuation adjustment of $32,000 on our Hazel Crest office based on the purchase price specified in the pending sale agreement for the facility.  During the second quarter of 2022, the Bank recorded noninterest income from a death benefit on a bank-owned life insurance policy in the amount of $446,000 as a result of the death of a former Bank officer.  Other noninterest income 2022 included the receipt of a $97,000 final distribution from an investment in a real estate partnership.

Noninterest Expense

	Nine Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Compensation and benefits	$16,553	$16,210	$343
Office occupancy and equipment	6,115	6,037	78
Advertising and public relations	623	488	135
Information technology	2,758	2,640	118
Professional fees	1,038	1,030	8
Supplies, telephone and postage	965	1,051	(86)
FDIC insurance premiums	658	356	302
Other	3,592	3,277	315
Total noninterest expense	$32,302	$31,089	$1,213

Noninterest expense increased $1.2 million, or 3.9%, to $32.3 million for the nine months ended September 30, 2023, compared to $31.1 million for the same period in 2022, primarily due to increases in compensation and benefits, advertising and public relations, information technology, increased FDIC insurance premiums, and other expenses.  Compensation and benefits increased $343,000, or 2.1% to $16.6 million, for the nine months ended September 30, 2023, compared to $16.2 million for the same period in 2022 due to decreased loan originations in 2023 and lower compensation costs being deferred as loan origination costs, offset by a decrease in compensation.  FDIC insurance premiums increased $302,000 for the nine months ended September 30, 2023 due to higher deposit insurance rates assessed on all insured depository institutions. Other expense increased $315,000, or 9.6%, to $3.6 million for the nine months ended September 30, 2023, compared to $3.3 million for the same period in 2022, due to increased legal fees for nonperforming loans and write-downs and valuation adjustments recorded on OREO and other foreclosed assets.

Income Taxes

We recorded income tax expense of $2.6 million for the nine months ended September 30, 2023, compared to $2.2 million for the nine months ended September 30, 2022. Our combined state and federal effective tax rate for the nine months ended September 30, 2023 was 26.1%, compared to 23.5% for the nine months ended September 30, 2022.

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

	September 30, 2023	June 30, 2023	December 31, 2022	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Criticized - Special Mention:
One-to-four family residential real estate	$—	$—	$4	$—	$(4)
Multi-family mortgage	1,335	—	—	1,335	1,335
Commercial loans and leases:
Asset-based and factored receivables	—	—	873	—	(873)
Equipment finance:
Corporate - Other	—	2,143	644	(2,143)	(644)
Consumer	3	5	4	(2)	(1)
	$1,338	$2,148	$1,525	$(810)	$(187)

Classified - Performing Substandard:
One-to-four family residential real estate	$282	$272	$327	$10	$(45)
Commercial loans and leases:
Asset-based and factored receivables	3,515	3,726	3,815	(211)	(300)
Equipment finance:
Government	—	—	52	—	(52)
Corporate - Investment-rated	—	—	130	—	(130)
Corporate - Other	2,170	33	44	2,137	2,126
Consumer	3	5	4	(2)	(1)
	$5,970	$4,036	$4,372	$1,934	$1,598

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2023, we have two equipment finance transactions in this category.

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets:

	September 30, 2023	June 30, 2023	December 31, 2022	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$40	$45	$92	$(5)	$(52)
Multi-family mortgage	—	148	—	(148)	—
Commercial loans and leases - Equipment finance:
Government	18,889	18,889	—	—	18,889
Corporate - Investment-rated	67	93	—	(26)	67
Corporate - Other	1,588	1,416	331	172	1,257
Middle market	2,676	3,358	891	(682)	1,785
Small ticket	248	209	88	39	160
Consumer	—	—	5	—	(5)
	23,508	24,158	1,407	(650)	22,101
Loans past due over 90 days, still accruing	6,245	—	238	6,245	6,007
Nonperforming loans	29,753	24,158	1,645	5,595	28,108

Foreclosed assets:
Other real estate owned	468	472	472	(4)	(4)
Other foreclosed assets	434	478	4	(44)	430
	902	950	476	(48)	426

Total nonperforming assets	$30,655	$25,108	$2,121	$5,547	$28,534

Ratios:
Allowance for credit losses to total loans	0.77%	0.78%	0.66%
Allowance for credit losses to nonperforming loans	28.77	38.19	494.16
Nonperforming loans to total loans	2.67	2.05	0.13
Nonperforming assets to total assets	2.04	1.64	0.13
Nonaccrual loans to total loans	2.11	2.05	0.11
Nonaccrual loans to total assets	1.56	1.58	0.09

Nonperforming Assets

Nonperforming assets increased $5.5 million to $30.7 million at September 30, 2023, from $25.1 million at June 30, 2023, due to two transactions with a total exposure of $6.2 million that remained on accrual status due to the probability of collection but were past due 90 days or longer.   The Company’s ratio of nonperforming assets to total assets increased to 2.04% as of September 30, 2023, compared to 1.64% as of June 30, 2023 and 0.13% as of December 31, 2022.

Government Equipment Finance – Failure to Receive Timely Payment. With respect to the two U.S. government Equipment Finance transactions that we placed on nonaccrual status during 2023 in the aggregate amount of $18.9 million, we prepared common-interest agreements and sponsorship agreements between the prime contractor, the servicer and us to enable the filing of the appropriate claims under the federal Contract Disputes Act.  In addition, we prepared initial claim documents to be filed with the U.S. government contracting officers for each financing transaction.  Further factual and legal research conducted during the third quarter of 2023 identified additional contractual and equitable claim theories applicable to both transactions. Subject to the cooperation of the prime contractor in each case, we expect to file all claims during the fourth quarter of 2023.  Under the federal Contract Disputes Act, the U.S. government has up to 120 days to respond to the filings, and thereafter, the claims can be filed with the Federal Court of Claims.  During the third quarter of 2023, we incurred $238,000 in professional fee expenses related to these claim preparation activities.

Commercial Equipment Finance – Bankruptcy Case.  In April 2023, we received a Chapter 11 bankruptcy petition involving an equipment finance borrower to which we have a $3.2 million total exposure.  The borrower was a 71-year old privately-held company engaged in civil infrastructure construction.  The borrower was acquired by a private equity firm in December 2021.  The equipment finance transactions are secured by two tunnel excavation machines that are used in the construction of municipal water and sewer projects.

Pursuant to its bankruptcy petition, the borrower disclosed that it encountered significant difficulties with two large civil infrastructure construction projects with a municipality in 2022, and in March 2023, the borrower’s performance bond insurer issued a “stop payment” notice to the municipality and asserted its rights to any payments due under the contracts. In response, the borrower’s primary commercial bank lender with a $12 million credit exposure issued a notice of default, and exercised certain remedies under its credit agreements, including a setoff of the borrower’s bank accounts.  The municipality has also asserted defenses to payment and claims against the borrower.  In September 2023, the bankruptcy court approved a conversion of the Chapter 11 reorganization petition to a Chapter 7 liquidation case.  In October 2023, the bankruptcy court granted approval to take possession of the underlying collateral.  The collateral is insured at its current location and we expect to commence the marketing of the collateral via a nationally-recognized equipment marketing firm.  We recorded a charge-off of $700,000 as of September 30, 2023 in consultation with the asset marketing firm based on current market conditions, including the recent closure of the service/support facility for one of the tunnel excavation machines, which may reduce demand for the equipment in an accelerated sale process.  We also incurred $41,000 in professional fee expenses during the third quarter to protect our interests in the bankruptcy case and prepare for the marketing of the collateral.

In April 2022, the borrower filed suit against the Bank alleging that the Bank did not lend the full amount due to it in the equipment financing transactions and related documents.   As the representative of the borrower’s bankruptcy estate, the Chapter 7 Trustee is now evaluating whether to continue pursuit of the suit or abandon it based on the Trustee’s assessment of any potential benefit to the bankruptcy estate.  Based on all the facts and circumstances as of September 30, 2023, we continue to believe we have meritorious defenses to the complaint.

Commercial Equipment Finance – Fraudulent Borrower Activity.  In June 2023, we received notice of the appointment of a receiver for an equipment finance borrower with a total exposure of $786,000.  The borrower’s primary commercial bank lender with a $30 million credit exposure also indicated to us that the borrower’s audited financial statements may have been fraudulent.  The borrower also has approximately $10 million of obligations to six equipment financing lenders, inclusive of our $786,000 exposure.   An equipment leasing firm informed us that the borrower apparently was selling some leased equipment but not remitting the proceeds of the sale to the respective lessors; however, this information has not been confirmed. On June 21, 2023, the principal owner of the borrower committed suicide.  In July 2023, the borrower filed a Chapter 7 bankruptcy petition.

The bankruptcy Trustee receiver is cooperating with us to trace the location of the Bank’s collateral, and any proceeds arising from the use or sale of our collateral.  Two of the five collateral units have been located and tracing activities continue with respect to the remaining three units.  However, it is possible that the borrower’s reported fraudulent activities may result in a failure to locate the collateral or an inability to enforce our first perfected security interest in the collateral. We will continue to assess the progress of the collateral identification process to determine to what extent the borrower’s fraudulent activity may require adjustments to current estimates of collateral value and expected cash proceeds, including the availability of any possible insurance proceeds relating to fraudulent borrower activity.

Past Due 90 Day – Accrual Status Exposures

We originated a $4.1 million equipment finance transaction to a state government in March 2023.   The transaction requires monthly payments in the amount of $108,000 for a 40 month fully-amortizing term to maturity. The first payment due under the transaction was scheduled for July 2023.  Due to errors by the prime contractor in the submission of the initial invoices to the state government payment office, processing of the first three monthly invoices was delayed. During the third quarter of 2023, we confirmed that the delay in payments was solely due to administrative processing and determined that the credit exposure should remain on accrual status.  We received all payments due as of September 30, 2023 in October 2023.

We originated a $2.1 million equipment finance transaction to a prime contractor of the U.S. Government in 2021.  The prime contractor provides certain software to a department of the U.S. Government.  The transaction documents provide that the prime contractor is responsible for payment in all circumstances other than a non-appropriation of funds by the U.S. Congress.  The contractor received all appropriated funds through fiscal year 2023 and no notice of non-appropriations was issued by the contractor as required by the original transaction documents.  The contractor delayed remittance of the amounts owed to the servicer and to us in an attempt to negotiate new terms and conditions favorable to the contractor for the payments due in 2023 and 2024.  The amount due to us in 2023 is $763,000 with a final payment in the amount of $1.5 million due to us in 2024.

The servicer and we objected to the contractor’s position and in September 2023, the contractor acknowledged that all past due payments would be remitted without any changes to the original transaction documents.  In late September 2023, the contractor submitted new transaction documents which included provisions contrary to the original 2020 documents and its previous representations.  In October 2023, the servicer and we submitted revised transaction documents consistent with the original documents, but including the changes sought by the contractor relating to changes in applicable federal acquisition regulatory provisions subsequent to 2020.  Given the sufficiency of appropriations and the contractor's receipt of funds from the U.S. Government, we determined that the transaction should remain on accrual status.  During the remainder of the fourth quarter of 2023, the servicer and we will evaluate any response the contractor elects to make to our proposed revised transaction documents.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $25.0 million of FHLB advances outstanding at September 30, 2023 and none at December 31, 2022, respectively.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75% maturing on May 15, 2031.  At September 30, 2023, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $10.8 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of the Prime rate minus 0.50%.  The line of credit has been extended since its original maturity date and the current maturity date is March 29, 2024. The line of credit had no outstanding balance at September 30, 2023.

As of September 30, 2023, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of September 30, 2023, we had no other material commitments for capital expenditures.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of September 30, 2023, the Bank's Community Bank Leverage Ratio was 10.93%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%. As of September 30, 2023 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2023
Community Bank Leverage Ratio	$164,172	10.93%	$135,215	9.00%

December 31, 2022
Community Bank Leverage Ratio	$165,252	10.31%	$144,288	9.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.30 per share for each of the nine months ended September 30, 2023 and September 30, 2022.

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

Quantitative Analysis. The following table sets forth, as of September 30, 2023, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(43,399)	(18.30)%	$3,777	6.88%
+300	(27,298)	(11.51)	2,938	5.35
+200	(13,085)	(5.52)	2,124	3.87
+100	(3,428)	(1.45)	1,238	2.25

-100	(13,484)	(5.68)	(632)	(1.15)
-200	(21,440)	(9.04)	(2,219)	(4.04)
-300	(36,397)	(15.35)	(4,852)	(8.84)
-400	(54,875)	(23.14)	(8,079)	(14.71)

The table set forth above indicates that at September 30, 2023, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 9.04% decrease in NPV and a $2.2 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 5.52% decrease in NPV and a $2.1 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Unregistered Sale of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchases of Equity Securities.

The following table sets forth information in connection with purchases of our common stock made by, or on behalf of us, during the third quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2023 through July 31, 2023	—	$—	—	121,993
August 1, 2023 through August 31, 2023	36,858	8.70	36,858	85,135
September 1, 2023 through September 30, 2023	16,230	8.83	16,230	68,905
	53,088		53,088

As of September 30, 2023, the Company had repurchased 7,998,866 shares of its common stock out of the 8,067,771 shares of common stock authorized under the current share repurchase authorization, that will expire on January 15, 2024.  Pursuant to the current share repurchase authorization, there were 68,905 shares of common stock authorized for repurchase as of September 30, 2023.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended September 30, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	October 30, 2023	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer