Form 10-K
period 2023-12-31
BankFinancial CORP
filed 2024-03-01
CIK 1303942

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2023 determined using a per share closing price on that date of $8.18, as quoted on The Nasdaq Global Select Market, was $94.8 million.

At  February 28, 2024, there were12,460,678 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2024 Annual Meeting of Stockholders (Part III)

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (ii) interest rate movements and/or inflation and their impact on the economy, customer behavior and our net interest margin;  (iii) changes in U.S. Government or State Government budgets, appropriations or funding allocation policies or practices affecting our credit exposures to U.S. Government or State governments, agencies or related entities, or borrowers dependent on the receipt of Federal or State appropriations, including but not limited to, defense, healthcare, transportation, education and law enforcement programs; (iv) less than anticipated loan and lease growth; (v) although management believes the reserves are adequate to absorb losses on existing loans that may become uncollectible, management cannot guarantee that additional provisions for credit losses will not be required in the future;  (vi) for any significant credit exposure, borrower-specific adverse developments with respect to the adequacy of cash flows, liquidity or collateral;  (vii) the inherent credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs; (viii) adverse economic conditions in general, or specific events such as a pandemic or national or international war, act of conflict or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (ix) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments;(x) our ability to manage liquidity, including the percentage of uninsured deposits in the portfolio; (xi) our ability to attract and retain key employees;  (xii) the ability of third party providers to perform their obligations to us; (xiv) changes in our ability to continue to pay dividends, either at the current rate or not at all;  (xvi) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for credit losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (xvii) changes, disruptions or illiquidity in national or global financial markets; (xviii) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xix) factors affecting our ability to access deposits or cost-effective funding; (xx) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xxi) higher federal deposit insurance premiums; (xxii) higher than expected overhead, infrastructure and compliance costs; (xxiii) changes in accounting principles, policies or guidelines; (xxiv) the effects of any federal government shutdown or failure to enact legislation related to the maximum permitted amount of U.S. Government debt obligations; and (xxv) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.

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

BankFinancial, National Association

The Bank is a full-service, national bank providing banking, financial planning and fiduciary services to individuals, families and businesses in the Chicago metropolitan area and on a regional or national basis for commercial finance, healthcare finance, equipment finance, commercial real estate finance and treasury management business customers.  The Bank offers our customers a broad range of loan, deposit, trust and other financial products and services through 18 full-service banking offices located in Cook, DuPage, Lake and Will Counties, Illinois and through our Internet Branch, www.bankfinancial.com.

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

Lending Activities

Our loan portfolio consists primarily of multi-family residential real estate loans, nonresidential real estate loans, and commercial loans and leases, which collectively represented $1.039 billion, or 98.1%, of our gross loan portfolio of $1.059 billion at December 31, 2023. At December 31, 2023, $527.5 million, or 49.8%, of our loan portfolio consisted of multi-family residential real estate loans; $118.0 million, or 11.1%, of our loan portfolio consisted of nonresidential real estate loans; and $393.3 million, or 37.1%, of our loan portfolio consisted of commercial loans and leases.  At December 31, 2023, $18.9 million, or 1.8%, of our loan portfolio consisted of one-to-four family residential mortgage loans, of which $3.9 million, or 0.40%, were loans to investors secured by non-owner occupied residential properties.

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

At December 31, 2023, our deposits totaled $1.262 billion. Interest-bearing deposits totaled $1.001 billion, or 79.3% of total deposits, and noninterest-bearing demand deposits totaled $260.9 million, or 20.7% of total deposits. Savings, money market and NOW account deposits totaled $778.4 million, or 61.7% of total deposits, and certificates of deposit totaled $222.4 million, or 17.6% of total deposits, of which $174.9 million had maturities of one year or less.

Related Products and Services

The Bank provides trust and financial planning services through our Trust Department. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. For the year ended December 31, 2023, Financial Assurance recorded net income of $135,000. At December 31, 2023, Financial Assurance had one part-time employee. The Bank’s other wholly-owned subsidiary, BFIN Asset Recovery Company, LLC (formerly BF Asset Recovery Corporation), holds title to and sells certain Bank-owned real estate acquired through foreclosure and collection actions, and recorded a net income of $2,000 for the year ended December 31, 2023.

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

Employees

At December 31, 2023, the Bank had 183 full-time employees and 43 part-time employees. Our employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

Supervision and Regulation

General

The Bank is a national bank, regulated and supervised primarily by the Office of the Comptroller of the Currency (“OCC”). The Bank is also subject to regulation by the FDIC in more limited circumstances because the Bank’s deposits are insured by the FDIC. This regulatory and supervisory structure establishes a comprehensive framework of the activities in which a depository institution may engage and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, depositors and the banking system. Under this system of federal regulation, depository institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The OCC examines the Bank and prepares reports for the consideration of its Board of Directors on identified deficiencies, if any. After completing an examination, the OCC issues a report of examination and assigns a rating (known as an institution’s CAMELS rating). Under federal law and regulations, an institution may not disclose the contents of its reports of examination or its CAMELS ratings to the public.

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

There can be no assurance that laws, regulations, and regulatory policies will not change in the future. Such changes could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, results of operations or prospects. Any change in the laws or regulations, or in regulatory policy, whether by the OCC, the FDIC, the FRB, the Consumer Financial Protection Bureau or the United States ("U.S.") Congress could have a material adverse impact on the Company, the Bank and their respective operations.

The following summary of laws and regulations applicable to the Bank and the Company is not intended to be exhaustive and is qualified in its entirety by reference to the actual laws and regulations involved.

Federal Banking Regulation

Business Activities. As a national bank, the Bank derives its lending and investment powers from the National Bank Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans and leases, certain types of securities and certain other loans and assets. Unlike federal savings banks, national banks are not generally limited to specified percentage of assets on various types of lending. The Bank may also establish subsidiaries that engage in activities permitted for the Bank as well as certain other activities.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including national banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8% and a 4% Tier 1 capital to total assets leverage ratio.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale securities).  The Bank exercised the opt-out regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets a bank has for purposes of calculating risk-based capital ratios, assets, including certain off-balance-sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages and certain qualifying multi-family residential real estate loans, a risk weight of 100% is assigned to commercial, commercial real estate and consumer loans, a risk weight of 150% is assigned to certain past due loans and high volatility commercial real estate loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

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

At December 31, 2023, the Bank’s capital exceeded all applicable regulatory requirements, the Bank was considered well-capitalized under the prompt corrective action framework, as subsequently discussed, and it had a capital conservation buffer above the applicable requirement.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.  As of December 31, 2023, the Bank's Community Bank Leverage Ratio was 10.85%.

Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2023, the Bank was in compliance with the loan-to-one-borrower limitations.

Dividends. Federal law and OCC regulations govern cash dividends by a national bank. A national bank is authorized to pay such dividends from undivided profits but must receive prior OCC approval if the total amount of dividends (including the proposed dividend) exceeds its net income in that year and the prior two years less dividends previously paid. A national bank may not pay a dividend if the dividend does not comply with applicable regulatory capital requirements and the Bank may be further limited in payment of cash dividends if it does not maintain the capital conservation buffer described previously.

Community Reinvestment Act and Fair Lending Laws. All national banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a national bank, the OCC is required to evaluate and rate the bank’s record of compliance with the CRA. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers. The Bank’s CRA performance has been rated as “Outstanding,” the highest possible CRA rating, in each of the CRA performance evaluations that have been conducted by the Bank’s primary federal regulator since 1998. On October 24, 2023, the FDIC, the FRB, and the OCC issued a final rule to strengthen and modernize the CRA regulations.  Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test.  The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Transactions with Related Parties. A national bank’s authority to engage in transactions with its “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an insured depository institution, although operating subsidiaries of national banks are generally not considered affiliates for the purposes of Sections 23A and 23B of the Federal Reserve Act. The Company is an affiliate of the Bank. In general, transactions with affiliates must be on terms and under circumstances that are substantially the same, or at least as favorable to the national bank as comparable transactions with or involving  non-affiliates. In addition, certain types of affiliate transactions are restricted to an aggregate percentage of the bank’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans or other forms of credit from the bank.

The Bank’s authority to extend credit to its and its affiliates' directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. These provisions generally require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons, and that they not involve more than the normal risk of repayment or present other unfavorable features (subject to an exception for certain benefit or compensation programs open to employees generally). In addition, there are limitations on the amount of credit that can be extended to such persons, individually and in the aggregate based on a percentage of the Bank’s unimpaired capital and surplus. Extensions of credit to such persons in excess of specified limits must receive the prior approval of the majority of the Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional restrictions. The Bank does not extend credit to its executive officers or members of its Board of Directors.

Enforcement. The OCC has primary enforcement responsibility over national banks. This includes authority to bring enforcement actions against the Bank, its directors, officers and employees and all “institution-affiliated parties,” a term that includes certain stockholders, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in specified misconduct which causes or is likely to cause financial loss or a significant adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers and/or directors, receivership, conservatorship or the termination of deposit insurance. Civil monetary penalties can be assessed for a wide range of violations of laws and regulations, unsafe and unsound practices and certain other actions.  The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation.  The FDIC has authority to recommend to the OCC that an enforcement action be taken with respect to a particular insured bank. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for insured depository institutions under its jurisdiction. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address matters such as internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. A subsequent set of guidelines was issued establishing standards for information security. If the OCC determines that a national bank fails to meet any standard prescribed by the guidelines, it may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard and take other appropriate action.

Prompt Corrective Action Regulations. Federal law requires that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the amended regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a national bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, including as to growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital restoration plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to: an order by the OCC to sell sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cease receipt of deposits from correspondent banks, dismiss officers or directors and limitations on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive.

At December 31, 2023, the Bank met the criteria for being considered “well-capitalized.” The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital requirement provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit accounts in the Bank are insured up to $250,000 for each separately insured depositor.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.  Under the risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions with less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments and increased initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. Any significant future increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what its insurance assessment rates will be in the future.

An insured institution’s deposit insurance may be terminated by the FDIC upon an administrative finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Reserve System. The Bank is a member of the Federal Reserve System, which consists of 12 regional Federal Reserve Banks. As a member of the Federal Reserve System, the Bank is required to acquire and hold shares of capital stock in its regional Federal Reserve Bank, the Federal Reserve Bank of Chicago, in specified amounts. The Bank is also required to maintain noninterest-earning reserves against its transaction accounts, such as negotiable order of withdrawal and regular checking accounts. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OCC’s regulations. As of December 31, 2023, the Bank was in compliance with all of these requirements. The FRB also provides a backup source of funding to depository institutions through the regional Federal Reserve Banks pursuant to section 10B of the Federal Reserve Act and Regulation A. In general, eligible depository institutions have access to three types of discount window credit: primary credit, secondary credit, and seasonal credit. All discount window loans must be collateralized to the satisfaction of the lending regional Federal Reserve Bank.

Federal Home Loan Bank System. The Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks, provides a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in specified amounts. As of December 31, 2023, the Bank was in compliance with this requirement.

The USA PATRIOT Act and the Bank Secrecy Act

The USA PATRIOT Act and the Bank Secrecy Act require financial institutions to develop programs to assist U.S. government agencies in detecting and preventing money-laundering and terrorist financing activities and to report suspicious activities. The USA PATRIOT Act also gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The federal banking agencies are required to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money-laundering would be considered as part of the application process. In addition, non-compliance with these laws and their implementing regulations could result in fines, penalties and other enforcement measures. We have developed policies, procedures and systems designed to comply with these laws and regulations.

Holding Company Regulation

The Company, as a company controlling a national bank, is a bank holding company subject to regulation and supervision by, and reporting to, the FRB. The FRB has enforcement authority over the Company and any nonbank subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to the Bank.

The Company’s activities are limited to the activities permissible for bank holding companies, which generally include activities deemed by the FRB to be closely related or a proper incident to banking or managing or controlling banks. A bank holding company that meets certain criteria may elect to be regulated as a financial holding company and thereby engage in a broader array of financial activities, such as underwriting equity securities and insurance. The Company has not elected to be regulated as a financial holding company.

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

Capital. Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. Bank holding companies such as the Company with less than $3 billion of assets are not subject to consolidated capital requirements unless otherwise advised by the FRB.

Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide assistance to their subsidiary depository institutions in the event the subsidiary depository institutions experience financial difficulty. The FRB has issued regulations requiring that all bank holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions. To facilitate its ability to serve as a source of strength for the Bank, the Company has adopted a Regulatory Capital Policy, as described earlier under “Federal Bank Regulation: Capital Requirements”.

Capital Distributions.  The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank supervisory staff concerning dividends in certain circumstances, such as where the bank holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, the proposed dividend exceeds earnings for the period for which it is being paid, or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a bank holding company’s common stock dividend.  The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

FRB regulatory guidance also indicates that a bank holding company should inform Federal Reserve Bank staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. FRB regulations require prior approval for a bank holding company to repurchase or redeem its equity securities if the gross consideration, when combined with the net consideration paid for all such repurchases or redemptions during the preceding 12 months, will equal 10% or more of the holding company’s consolidated net worth. There is an exception for well-capitalized bank holding companies that meet specified qualitative criteria. FRB guidance provides for prior consultation with supervisory staff under specified circumstances prior to a bank holding company repurchasing or redeeming regulatory capital instruments, including common stock, regardless of the applicability of the previously referenced notification  requirement.  These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of its common stock or otherwise engage in capital distributions.

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

There is a rebuttable presumption of control upon the acquisition of 10% or more of a class of voting stock if the bank holding company involved has its shares registered under the Exchange Act, or if no other person will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.  A company that acquires control of a bank holding company, such as the Company, must receive prior FRB approval under that statute.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Exchange Act.  The Company has policies, procedures and systems designed to comply with this Act and its implementing regulations.

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

Risks Related to Interest Rates

The reversal of the historically low interest rate environment has adversely affected and may continue to adversely affect our interest expense and profitability

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic.  The Federal Reserve Board reversed its policy of near zero interest rates given its concerns over inflation and market interest rates have risen significantly in response to the Federal Reserve Board’s recent rate increases. As discussed below, the increase in market interest rates has had, and is expected to continue to have, an adverse effect on our interest expense and profitability due to higher rates paid on deposits and, if applicable, other borrowings.

Changes in market interest rates could adversely affect our financial condition and results of operations

Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans and leases, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Market interest rates are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events, and changes in the U.S. and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, including credit risk spreads, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates, and especially a decline in interest rates, can significantly affect our net interest income as well as the fair market valuation of our assets and liabilities, particularly if they occur more quickly or to a greater extent than anticipated.  At December 31, 2023, we recorded other comprehensive losses of $2.6 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

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

The Bank’s Board of Directors utilizes internal and external cybersecurity expertise to oversee cybersecurity risk management

The Bank has a standing Management Audit/Compliance Committee, which membership includes the Chief Executive Officer, Chief Information Officer, Chief Audit Officer (who is also a Certified Information Systems Auditor) and the Compliance Officer.  The Management Audit/Compliance Committee coordinates external and internal audit activities with respect to cyber/information security.  The Bank utilizes independent external consultants and auditors to implement, test and audit cybersecurity and information technology systems, controls and practices.  The Bank’s Board of Directors and its senior management rely on reports and information from and by the Bank’s Information Services Division personnel, and the Bank’s independent external consultants and auditors, to oversee the Bank’s cyber/information security policies, controls and practices.

Risks Related to our Lending Activities

Our commercial real estate loans constitute a concentration of credit and thus are subject to enhanced regulatory scrutiny and require us to utilize enhanced risk management techniques

A substantial portion of our loan portfolio is secured by real estate. Our commercial real estate loan portfolio generally consists of multi-family residential real estate loans originated in selected geographic markets and nonresidential real estate loans originated predominantly in the Chicago market. At December 31, 2023, our loan portfolio included $527.5 million in multi-family residential real estate loans, or 49.8% of total loans, and $97.1 million in non-owner occupied nonresidential real estate loans, or 9.2% of total loans. These commercial real estate loans represented 370.83% of the Bank’s $168.4 million total risk-based capital at December 31, 2023. Concentrations of credit are pools of loans whose collective performance has the potential to affect a bank negatively even if each individual transaction within the pool is soundly underwritten. When loans in a pool are sensitive to the same economic, financial, or business development, that sensitivity, if triggered, could cause the sum of the transactions to perform as if it were a single, large exposure. As such, concentrations of credit add a dimension of risk that compounds the risk inherent in individual loans.

The OCC expects banks to implement board-approved policies and procedures to identify, measure, monitor, and control concentration risks, taking into account the potential impact on earnings and capital under stressed market conditions, economic downturns, and periods of general market illiquidity as well as normal market conditions. Enhanced risk management is required for commercial real estate concentrations exceeding 300% of total risk-based capital. The Bank has established board-approved policies and procedures to identify, measure, monitor, control and stress test its concentrations of credit. The Bank has taken other specific steps to mitigate concentrations of credit risk, including the establishment of concentrations of credit limits based on loan type and geography, the maintenance of capital in excess of the minimum regulatory requirements, the establishment of appropriate underwriting standards for specific loan types and geographic markets, active portfolio management and an emphasis on originating multi-family residential real estate loans that qualify for 50% risk-weighting under the regulatory capital rules. At December 31, 2023, $315.2  million of the Bank’s multi-family residential real estate loans, or 59.8% of the Bank’s total multi-family residential real estate loan portfolio, qualified for 50% risk-weighting under the regulatory capital rules. The Bank’s earnings and capital could be materially and adversely impacted if economic, financial, or business developments were to occur that materially and adversely impacted all or a material portion of the Bank’s commercial real estate loans and caused them to perform as a single, large exposure.

Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified, the collateral securing the loan may decline in value and we may need to increase our credit loss reserves or record a charge-off

We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flows of the borrower, or in the case of Accounts Receivable Commercial Finance, primarily based on the creditworthiness of the account debtors as the principal source of repayment. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default for most commercial loan types where the borrower's cash flow is the principal source of repayment. We follow the OCC's published guidance for assigning risk-ratings to loans, which emphasizes the strength of the borrower's cash flow, or for asset-based loans, a sustainable source of liquidity to fund business operations. The OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to standard commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance for standard commercial loans and commercial real estate loans typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk rating until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Thus, economic or borrower-specific conditions that cause a decline in a borrower's cash flows could cause our loan classifications to increase and the net realizable value of the collateral securing our loans to decline, and require us to increase our credit loss reserves, record charge-offs, or increase our capital levels.  In addition, if we foreclose on these loans, our holding period for the collateral may be longer than for a single or multi-family residential property if there are fewer potential purchasers of the collateral.

Repayment of our equipment finance transactions is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value

We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. An equipment finance transaction results when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our equipment finance transaction entail many of the same types of risks as our commercial loans.  Equipment finance transactions generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under equipment finance transactions.  In the event of a default on an equipment finance transaction, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2023, our equipment finance portfolio totaled $303.3 million, or 28.6% of our total loan portfolio.

Our loan portfolio includes loans or asset financing agreements to the U.S. Government, State Governments, local governments or related entities, private  healthcare providers and non-profit entities, and the repayment of these credit exposures is largely dependent upon the receipt of appropriations for and cash payments from government programs

The repayment of these credit exposures is largely dependent on the borrower's receipt of payments and reimbursements from U.S. Government and individual state government programs, including Medicaid, Medicare and state-level assistance programs, for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial ability of the U.S. Government, individual state governments or local governments to make direct reimbursement payments, or, via managed healthcare organizations operating under agreements with the federal government or individual states, to make indirect reimbursements for the services provided. The failure of a direct or indirect payor to make payments to a contractor, subcontractor or provider, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.

If our allowance for credit losses is not sufficient to cover actual losses, our earnings would be adversely impacted

In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant credit losses or increase our provision for credit losses or both, which could have a material adverse effect on our operating results. At December 31, 2023, our allowance for credit losses was $8.3 million, which represented 0.79% of total loans and 37.36% of nonperforming loans as of that date. In determining the amount of our allowance for credit losses, we rely on internal and external loan reviews, our historical experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our liens and security interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for credit losses may become necessary. In addition, our emphasis on loan and lease growth and on increasing our portfolios of commercial business loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses in the future. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for credit losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.

On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available-for-sale debt securities.

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

The foreclosure process for loans secured by real estate collateral may adversely impact our recoveries on nonperforming loans

The judicial foreclosure process is protracted, which delays our ability to resolve nonperforming loans through the sale of the underlying collateral. The longer timelines have been the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize its losses.

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

We use the asset/liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Under accounting principles generally accepted in the United States of America (“US GAAP”), a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is dependent upon judgments made following management’s periodic evaluation of all available positive and negative evidence, including prior pre-tax losses and the events or conditions that caused them, forecasts of future taxable income, and current and future economic and business conditions.

As of December 31, 2023, we had a net operating loss (“NOL”) carryforward for Illinois, which begins to expire in 2031 and fully expires in 2033 pursuant to changes to Illinois law enacted in 2021. In 2023, we exceeded our Business Plan projection for purposes of deferred tax asset utilization analysis.  Based on our long-term Business Plan, we expect that we will fully utilize the Illinois NOL carryforward before it expires in 2033.  However, changes in applicable tax laws, regulations, macroeconomic conditions or market conditions may adversely affect this conclusion in future periods and there can be no assurance that we will be able to fully realize our deferred tax assets prior to their scheduled expiration under current applicable law.

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

At December 31, 2023, the Bank has met all of these requirements, including the full 2.5% capital conservation buffer.

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

Risks Related to Economic Conditions

Changes to U.S. fiscal or monetary policies will continue to affect our loan and deposit portfolio balances, securities portfolio, liquidity and customer behavior

In response to the COVID-19 global pandemic, the U.S. Federal Reserve Board in 2020 commenced unprecedented open market operations to increase liquidity of individuals, households, and businesses which operations continue in effect. The fiscal stimulus provided by the U.S. Government in 2020 and 2021, included but not limited to the Paycheck Protection Act, increases to the child tax credit and other government payments. The resultant increase in liquidity from both monetary and fiscal stimulus has since affected, and continues to affect, the demand for loans and the supply of deposits for all types of borrowers and depositors.  In addition, changes in the demand and the average selling price for single-family housing, low interest rates and investor uncertainty with respect to other types of commercial real estate property investments, continue to materially increase the market demand for multi-family residential properties due to the scarcity of housing. The combined effect of these government actions and market responses resulted in significant changes in customer behavior, including reduced utilization of commercial lines of credit and pre-payments of multi-family residential real estate loans, nonresidential real estate loans, and equipment finance transactions.

Disruptions in supply chains, the widespread adoption of hybrid-remote work arrangements, reductions in labor force participation and the aforementioned changes to fiscal policy have caused a material increase in inflation of goods and services, including labor.  The increases in domestic and international inflation are likely to result in changes in U.S. and foreign central bank policy with respect to benchmark interest rates such as the Federal Funds Rate and the reduction or termination of open-market securities purchases.  The impact of these future potential actions by government authorities are highly uncertain, and such actions may unfavorably impact our loan and deposit portfolio balances, securities portfolio valuations, loan originations and repayment activity, liquidity, and asset quality.

Adverse changes in local economic conditions and adverse conditions in an industry on which a local market in which we do business depends could negatively affect our financial condition or results of operations

Except for our commercial equipment leasing and commercial finance activities, which we conduct on a nationwide basis, and our multi-family residential real estate lending activities, which we conduct in selected Metropolitan Statistical Areas, including, but not limited to, the Metropolitan Statistical Areas for Chicago, Illinois, Dallas and San Antonio, Texas, Charlotte, North Carolina, and Tampa, Florida, a material portion of our loan and substantially all of our deposit activities are conducted in the Metropolitan Statistical Area for Chicago, Illinois. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within the local markets in which we do business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions, as a result of COVID-19 or otherwise, or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan and lease demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of the collateral for our loans, an increase in our allowance for credit losses and a decline in the net worth and liquidity of our borrowers and guarantors. Any of these factors could negatively affect our financial condition or results of operations.

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

Inflation can have an adverse impact on our business and on our customers

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money.  Over the past year, in response to a pronounced rise in inflation, the Federal Reserve Board has raised certain benchmark interest rates to combat inflation.  As discussed under “—Risks Related to Interest Rates—Changes in market interest rates could adversely affect our financial condition and results of operations,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments.  In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses.  Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to maintain deposits and repay their loans with us.  Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses and the valuation of deferred taxes.

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

Other Risks Related to Our Business

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings and financial condition

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

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

We could record future losses on our investment securities portfolio

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these and other securities constitutes a credit related impairment, which could result in material losses to us. These factors include, but are not limited to, failure by the issuer to make scheduled interest payments, the issuer of the securities and their creditworthiness, any changes to the rating of the security and any adverse conditions specifically related to the security that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there remains limited liquidity for these securities.  At December 31, 2023, we recorded other comprehensive losses of $2.6 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

A lack of liquidity could adversely affect our financial condition and results of operations.

Liquidity is essential to our business. We maintain liquidity in the form of cash and interest-bearing deposits on our balance sheet, and we have additional sources of liquidity from Federal Home Loan Bank advances and other sources.  In addition, 86% of our deposits are insured by the FDIC and we maintain reciprocal FDIC deposit insurance programs up to $10 million for customers with deposits in excess of the $250,0000 federal deposit insurance limit. We rely on our ability to generate deposits and effectively manage the repayment of our liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is our deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of our business activity as a result of a downturn in markets or by one or more adverse regulatory actions against us or the financial sector in general. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We could have insufficient liquidity to meet customer demand for funds

We maintain liquidity in the form of cash and interest-bearing deposits on our balance sheet, and we have additional sources of liquidity from Federal Home Loan Bank advances and other sources. In addition, 86% of our deposits are insured by the FDIC and we maintain reciprocal deposit insurance programs up to $10 million for customers with deposits in excess of the $250,0000 federal deposit insurance limit. However, unexpected  events could result in rapid withdrawals by customers for which our then-available sources of liquidity may be inadequate.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Company conducts no business activities other than activities relating to capital management, stockholder relations, and acting as a source of financial strength for its subsidiary, the Bank. Cyber/information security is a significant and integrated component of the Company’s risk management strategy. As an insured depository institution, threats to information security are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.

The Bank maintains comprehensive policies, procedures, internal controls and practices with respect to cyber/information security, including:

●

Information Security Policy and Risk Management:  The Bank maintains an Information Security Policy reviewed and updated as needed, and at least annually by its Board of Directors. The Boards of Directors of the Company and the Bank review a formal Information Security Report at least annually and also receive periodic reports on cyber/information security topics and matters.

As required by federal banking laws and regulations, the Bank’s cyber/information security risk management practices include risk assessments, controls and practices specifically for cybersecurity, information technology deployment and third-party information technology vendor risk management.

The Bank conducts an extensive training program, from entry-level to executive-level, focused on information security and customer data privacy. As part of its Enterprise Risk Management protocols, the Company and the Bank maintain insurance policies appropriate for the scope of its operations, including coverage for risks related to cyber/information security and customer data privacy.

●

Information Technology & Information Security Audits.  The Bank conducts independent external and internal audits of internal controls relating to information technology and information security in accordance with standards established by the Federal Financial Institutions Examination Council (FFIEC). Pursuant to their respective Charters, the Audit Committees of the Company and the Bank review and monitor the effectiveness of the Bank’s internal controls, including those controls related to information security, based on independent external audit and internal audit reports.  The Chief Audit Officer, who is also a Certified Information Systems Auditor, coordinates the external and internal audit plan and reporting functions for the Bank.

●

Information Security Management.  To prepare and respond to incidents, the Bank maintains implemented multi-layered cybersecurity protocols, integrating people, technology, and processes as part of the Bank’s Information Security Program.  The Information Security Program is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity, third-party vendor management and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities, deploys current information security technologies and ensures awareness, accountability, and oversight for data protection throughout the Bank and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster).  The Company engages qualified third-party vendors, consultants and independent auditors to, among other things, conduct network penetration tests and perform cyber/information security audits.

The Information Services Division of the Bank is primarily responsible for identifying, assessing and managing material risks from cyber/information security threats. Information security management is conducted by the Chief Information Officer (CIO) and Chief Information Security Officer (CISO) of the Bank. The CIO has ten years’ experience with the Bank, including information security technology deployment and previous information technology audit experience. The CISO has more than 15 years of experience with the Bank, with expertise in large-scale systems information security and customer data privacy management.

The CIO monitors, evaluates and adjusts the Bank’s Information Security Program, considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, technology development initiatives, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems. The Management Audit/Compliance Committee reviews and coordinates the status and results of information security controls, network penetration, business continuity/disaster recovery testing, and incident response plan testing. The CIO is a member of various management committees, chairs the Technology Coordinating Committee of the Bank, and presents cyber/information security updates on a periodic basis to the Chief Executive Officer and the Bank’s Board of Directors.

Our employees are the first line of defense with respect to cyber/information security protection. Each employee is responsible for protecting Bank and customer information. Employees are provided training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the organization. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from cyber/information security threats and activities intended to compromise cyber/information security.

●

Customer Data Privacy. The Bank maintains and publishes its Customer Data Privacy Principles on its official website. The Principles include disclosures of the use and sharing of certain customer information, as well as the significant restrictions the Bank places on such activities. In addition, the Bank maintains policies restricting the knowing use or collection of information about children under age 13 by the Bank, other than to provide parental notice or consent. The Bank also maintains policies and controls over the use of electronic mail solicitations, including a customer’s ability to “opt-out” of electronic solicitations at any time.

The Bank maintains policies, controls and training programs concerning customer information security, including transaction processing. The Bank deploys universal conditional access policies, requires multi-factor authentication for external network access and on-line banking access by Bank customers, and maintains additional access controls for network security and transaction processing. The Bank also has policies and controls to identify, classify and limit access to non-public customer information, including a comprehensive third-party vendor management cyber/information security risk management program.

●

Customer Data Privacy Reviews. The Bank conducts independent external and internal reviews of internal controls relating to customer data privacy and data security in accordance with the requirements of the Gramm-Leach-Bliley Act, the Right to Financial Privacy Act, and standards established by the FFIEC. Pursuant to their respective Charters, the Audit Committees of the Company and the Bank review the effectiveness of the Bank’s internal controls, including those controls related to customer data privacy based on independent external audit and internal audit reports.

●

Information Security Incident Responses. The Bank maintains information security incident response plans for various information security/data breach scenarios. The Bank tests its incident response plans at least annually. Pursuant to applicable federal and state laws, regulations and FFIEC standards, the Bank maintains incident response notification procedures for affected customers, including notification of federal regulatory authorities and law enforcement. For the preservation of all possible avenues for law enforcement, the Bank does not disclose information security incidents to the general public unless required by law or as directed by applicable lawful authority.

ITEM 2.	PROPERTIES

We conduct our business at 18 banking offices located in the Chicago metropolitan area, and from a corporate office.  We own all of our banking offices other than our corporate office in Burr Ridge and our Chicago-Lincoln Park and Northbrook banking offices, which are leased. We also operate commercial credit origination and customer service offices for the Commercial Finance, Commercial Real Estate and Equipment Finance Divisions of the Bank, all of which are leased. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

In January 2023, we completed the previously disclosed closings of our Hazel Crest and Naperville branch offices. At the time of transfer, we recorded a $553,000 valuation adjustment on bank premises held-for-sale. During the remainder of 2023, we recorded an additional valuation adjustment of $49,000 on our Hazel Crest branch office based on the purchase price reflected in the pending sale agreement for the facility. In April 2023 we closed on the sale of the Naperville branch.  Hazel Crest branch sale was finalized in February 2024.

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

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of January 31, 2024 was 933. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the year ended December 31, 2023.

Repurchases of Equity Securities

As of December 31, 2023, the Company had repurchased 8,070,375 shares of its common stock out of the 8,267,771 shares of common stock authorized under the Board's current share repurchase authorization, as amended and extended from time to time. Pursuant to the current share repurchase authorization, there were 197,396 shares of common stock authorized for repurchase as of December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2023 through October 31, 2023	—	$—	—	68,905
November 1, 2023 through November 30, 2023	27,801	$8.89	27,801	41,104
December 1, 2023 through December 31, 2023	43,708	$9.62	43,708	197,396
	71,509		71,509

ITEM 6.	Reserved

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2023 and 2022, and our consolidated results of operations for the two years ended December 31, 2023. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

2023 in Review

The Company ended 2023 in good financial and operational condition.  Our asset-liability management strategies enabled us to strengthen liquidity and improve interest income in a highly uncertain environment.  In turn, the improvement in interest income enabled us to improve net interest income despite a significant increase in deposit interest expense due to sharply rising market interest rates.  To ensure appropriate liquidity, reduce risk exposures and maintain asset-liability flexibility in a rising rate environment, we reduced commercial credit originations in our equipment finance and commercial real estate portfolios, which provided liquidity to fund the reduction in total deposits and increases in short-term investments. These actions resulted in strong liquidity and capital ratios as of December 31, 2023.

Financial Results of Operations

We recorded net income of $9.4 million and basic and diluted earnings per common share of $0.74 for the year ended December 31, 2023.  Interest income increased by $10.9 million (20%) due to our investment of scheduled loan and lease portfolio payments into short-term liquidity investments and higher yields earned within the commercial loan portfolio.  Interest expense increased by $9.8 million (220%) due to higher rates paid on deposit accounts, as certain depositors managed their funds in a way that benefitted from increases in short-term market rates. Accordingly, we increased our net interest income before the provision for credit losses by $1.0 million (2%) in 2023.

Noninterest income decreased by $1.6 million primarily due to a $753,000 reduction in bank-owned life insurance revenues and death benefits and a $602,000 asset valuation reduction related to the closure of two branch office facilities. Trust Department income increased by $77,000 due to growth in assets under management during 2023.  Noninterest expense increased by $2.1 million primarily due to a $1.4 million reduction in deferred loan origination compensation expenses from significantly reduced commercial loan originations in 2023, and $891,000 in higher legal services expenses for nonperforming asset recovery.

Cash & Liquid Assets

For the year ended December 31, 2023, cash and interest-bearing deposits represented 12% of total assets, compared to 4% of total assets in 2022.

Investment Securities Portfolio

For the year ended 2023, total investment securities declined by $27.6 million (13%) to $182.7 million due to sales and scheduled maturities within the investment securities portfolio during 2023. The unrealized loss on the investment securities portfolio was $3.5 million (2%) at December 31, 2023.  The investment securities portfolio had a weighted-average term to maturity of 1.2 years as of December 31, 2023.

Loan Portfolio

For the year ended 2023, total loans decreased by $176.0 million (14%) to $1.051 billion.  Total commercial loans and leases decreased by $159.7 million (29%) to $393.3 million, primarily due to the receipt of $201.1 million in total principal payments within the equipment finance portfolio, combined with a net $6.6 million (7%) decrease in total commercial loans primarily due to year-end line of credit payments.  Total multi-family residential real estate loans and nonresidential real estate loans decreased by $11.6 million (2%) to $645.5 million due to decreased loan originations and portfolio prepayment rates.  Total other loans decreased by $4.4 million (18%) due to our cessation of residential mortgage lending and continued prepayments of existing residential mortgage loans.

Asset Quality

The ratio of nonperforming loans to total loans was 2.11% and the ratio of nonperforming assets to total assets was 1.69% at December 31, 2023, primarily due to two U.S. Government equipment finance transactions in the total amount of $18.9 million for which the government did not remit $5.6 million in scheduled annual payments during 2023.   The provision for credit losses - loans decreased by $1.4 million in 2023 primarily due to the decrease in loan portfolio balances during 2023 and the impact of our implementation of the Current Expected Credit Loss accounting standard in 2023. Our allowance for credit losses increased to 0.79% of total loans at December 31, 2023, compared to 0.66% at December 31, 2022.

Deposit Portfolio

Total deposits decreased by $113.3 million (8%) primarily due to the declines in retail deposit account balances that accumulated during the COVID-19 pandemic.  Core deposits were 82.4% of total deposits, with noninterest-bearing demand deposits representing 20.7% of total deposits.  Consistent with 2022, total commercial deposits represented 21% of total deposits at December 31, 2023.  FDIC-insured deposits were 86% of total deposits at December, 31, 2023, compared to 82% as of December 31, 2022.

Capital Adequacy

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.54% at December 31, 2023. Throughout 2023, the Company maintained its quarterly dividend rate at $0.10 per common share. The Company repurchased 266,716 common shares during 2023 at a total cost of $2.4 million, which represented 2.1% of the common shares that were outstanding on December 31, 2022. The Company’s tangible book value per share increased to $12.45 per share at December 31, 2023, from $11.90 at December 31, 2022.

Goals for 2024

Given our strong liquidity and capital positions at the beginning of 2024, we expect to accelerate our growth in commercial loan originations and resume our growth in commercial equipment finance originations in 2024 consistent with market and macroeconomic conditions.  Given current and anticipated market interest rates, it is possible that we may experience limited growth in our multi-family residential real estate and commercial real estate portfolios; however, should interest rates decline more significantly than expected, we could also experience reductions in these portfolio balances due to higher prepayment rates.

We will continue to focus on growth in commercial deposit account relationships and related noninterest income services, particularly Treasury Services products aligned with our commercial credit originations activities.  We also expect that the expansion of our Trust Department capabilities will continue to provide growth in noninterest income, especially as we introduce our capabilities to our expanding portfolio of business customers.

We will place less reliance on physical locations, and increase our use of proven technology, to improve the breadth, effectiveness and efficiency of customer service delivery, particularly with respect to commercial loan and deposit customers. We recognize the importance of carefully managing information security and other risks inherent to information technology.

We expect further volatility in market interest rates, loan demand and deposit balances resulting from changes in U.S. Government and Federal Reserve Bank policies during 2024.  We believe we are prepared for increases or decreases in interest rates and changes to market liquidity conditions, with an emphasis on maintaining and expanding our interest income in the most likely interest rate scenarios. We will maintain our focus on operating expense efficiency and asset quality to the maximum extent feasible given the expected economic environment and our business plan priorities.

We believe that the cumulative impact of our business plan activities will achieve selective growth within our loan and deposit portfolios and in our results of operations commensurate with our long-term objectives for the Company.

SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of the Company. For additional information, please refer to the Consolidated Financial Statements of the Company and related notes included in Item 8 of this Annual Report.

	At and For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,487,384	$1,575,442	$1,700,682
Loans, net	1,050,761	1,226,743	1,044,207
Securities, at fair value	182,716	210,338	85,694
Deposits	1,261,623	1,374,934	1,488,431
Borrowings	25,000	—	5,000
Subordinated notes, net of unamortized issuance costs	19,678	19,634	19,590
Equity	155,383	151,671	157,466

Selected Operating Data:
Interest income	$66,155	$55,296	$46,566
Interest expense	14,326	4,481	2,794
Net interest income	51,829	50,815	43,772
Provision for (recovery of) credit losses	313	1,828	(1,240)
Net interest income after provision for (recovery of) credit losses	51,516	48,987	45,012
Noninterest income	4,417	5,976	5,689
Noninterest expense	43,181	41,128	40,943
Income before income taxes	12,752	13,835	9,758
Income tax expense (1)	3,359	3,341	2,348
Net income	$9,393	$10,494	$7,410
Basic and diluted earnings per common share	$0.74	$0.80	$0.53

	At and For the Years Ended December 31,
	2023	2022	2021
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.62%	0.64%	0.45%
Return on equity (ratio of net income to average equity)	6.12	6.78	4.47
Net interest rate spread (2)	3.20	3.12	2.70
Net interest margin (3)	3.56	3.23	2.78
Efficiency ratio (4)	76.77	72.42	82.78
Noninterest expense to average total assets	2.84	2.51	2.49
Average interest-earning assets to average interest-bearing liabilities	136.43	138.05	139.96
Dividends declared per share	$0.40	$0.40	$0.40
Dividend payout ratio	53.83%	49.85%	75.83%
Asset Quality Ratios:
Nonperforming assets to total assets (5)	1.69%	0.13%	0.09%
Nonperforming loans to total loans	2.11	0.13	0.07
Allowance for credit losses to nonperforming loans	37.36	494.16	895.33
Allowance for credit losses to total loans	0.79	0.66	0.64
Net (charge-offs) recoveries to average loans outstanding	(0.18)	(0.04)	0.02
Capital Ratios:
Equity to total assets at end of period	10.45%	9.63%	9.26%
Average equity to average assets	10.09	9.44	10.11
Tier 1 leverage ratio (Bank only)	10.85	10.31	9.91
Other Data:
Number of full-service offices	18	20	19
Employees (full-time equivalents)	205	203	221

(1)	Income tax expense for the year ended December 31, 2021 includes a $200,000 valuation reserve recovery related to the Company's Illinois NOL carryforward.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Nonperforming assets include nonperforming loans and foreclosed assets.

Results of Operations

Net Income

We recorded net income of $9.4 million for the year ended December 31, 2023, compared to net income of $10.5 million for the year ended December 31, 2022. The decrease in net income was primarily due to decreased noninterest income and increased noninterest expense. Our basic and diluted earnings per share of common stock were $0.74 for the year ended December 31, 2023, compared to $0.80 per share of common stock for the year ended December 31, 2022.

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

	Years Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,165,002	$56,699	4.87%	$1,113,464	$48,562	4.36%
Securities	182,632	3,707	2.03	165,453	2,658	1.61
Stock in FHLB and FRB	7,490	422	5.63	7,490	349	4.66
Other	100,501	5,327	5.30	288,427	3,727	1.29
Total interest-earning assets	1,455,625	66,155	4.54	1,574,834	55,296	3.51
Noninterest-earning assets	65,160			63,391
Total assets	$1,520,785			$1,638,225
Interest-bearing Liabilities:
Savings deposits	$189,835	338	0.18	$206,009	215	0.10
Money market accounts	281,918	4,661	1.65	323,312	1,323	0.41
NOW accounts	345,491	2,413	0.70	395,599	1,232	0.31
Certificates of deposit	207,574	5,140	2.48	194,458	917	0.47
Total deposits	1,024,818	12,552	1.22	1,119,378	3,687	0.33
Borrowings and Subordinated Notes	42,105	1,774	4.21	21,365	794	3.72
Total interest-bearing liabilities	1,066,923	14,326	1.34	1,140,743	4,481	0.39
Noninterest-bearing deposits	272,682			315,835
Noninterest-bearing liabilities	27,709			26,957
Total liabilities	1,367,314			1,483,535
Equity	153,471			154,690
Total liabilities and equity	$1,520,785			$1,638,225
Net interest income		$51,829			$50,815
Net interest rate spread (1)			3.20%			3.12%
Net interest-earning assets (2)	$388,702			$434,091
Net interest margin (3)			3.56%			3.23%
Ratio of interest-earning assets to interest-bearing liabilities	136.43%			138.05%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Net interest income increased by $1.0 million, or 2.0%, to $51.8 million for the year ended December 31, 2023, from $50.8 million for the year ended December 31, 2022. The increase in net interest income was due in substantial part to the increase in the weighted average yield on interest-earning assets and increases in the average balance of loans and securities. Our net interest rate spread increased eight basis points to 3.20% for the year ended December 31, 2023, from 3.12% for 2022. Our net interest margin increased 33 basis points to 3.56% for the year ended December 31, 2023, from 3.23% for 2022. The yield on interest-earning assets increased 103 basis points, or 29.3%, to 4.54% for the year ended December 31, 2023, from 3.51% for 2022. The cost of interest-bearing liabilities increased 95 basis points to 1.34% for the year ended December 31, 2023, from 0.39% for 2022. Total average interest-earning assets decreased $119.2 million to $1.456 billion for the year ended December 31, 2023, from $1.575 billion for 2022. Our average interest-bearing liabilities decreased $73.8 million to $1.067 billion for the year ended December 31, 2023, from $1.141 billion for 2022.

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

	Years Ended December 31,
	2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total Increase
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,307	$5,830	$8,137
Securities	299	750	1,049
Stock in FHLB and FRB	—	73	73
Other	(3,731)	5,331	1,600
Total interest-earning assets	(1,125)	11,984	10,859
Interest-bearing liabilities:
Savings deposits	(18)	141	123
Money market accounts	(190)	3,528	3,338
NOW accounts	(174)	1,355	1,181
Certificates of deposit	66	4,157	4,223
Borrowings and Subordinated notes	863	117	980
Total interest-bearing liabilities	547	9,298	9,845
Change in net interest income	$(1,672)	$2,686	$1,014

Allowance and Provision for Credit Losses

The Allowance for Credit Losses (“ACL”) is a significant estimate in our audited consolidated financial statements, affecting both earnings and capital. The methodology adopted influences, and is influenced by, the Bank’s overall credit risk management processes. The ACL is recorded in accordance with US GAAP to provide an adequate reserve for expected credit losses that is reflective of management’s best estimate of what is expected to be collected. All estimates of credit losses should be based on careful consideration of all significant factors affecting the collectability as of the evaluation date. The ACL is established through the provision for credit loss expense charged to income.

The provision for credit losses – loans for the year ended December 31, 2023 was $395,000, compared to the provision for loan losses of $1.8 million for the year ended December 31, 2022. The provision for credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at December 31, 2023 or 2022. Net charge-offs were $2.1 million for the year ended December 31, 2023, compared to net charge-offs of $414,000 for the year ended December 31, 2022.  For further analysis and information on how we determine the appropriate level for the allowance for credit losses and analysis of credit quality, see “Critical Accounting Policies,” “Risk Classification of Loans” and “Allowance for Credit Losses.”

Noninterest Income

	Years Ended December 31,
	2023	2022	Change
	(Dollars in thousands)
Deposit service charges and fees	$3,318	$3,271	$47
Loan servicing fees	532	590	(58)
Trust and insurance commissions and annuities income	1,280	1,153	127
Losses on sales of securities	(454)	—	(454)
Gain on sale of premises and equipment	9	—	9
Valuation adjustment on bank premises held-for-sale	(602)	—	(602)
Loss on bank-owned life insurance	(346)	(39)	(307)
Bank-owned life insurance death benefit	—	446	(446)
Other	680	555	125
Total noninterest income	$4,417	$5,976	$(1,559)

Our noninterest income decreased by $1.6 million, or 26.1%, to $4.4 million for the year ended December 31, 2023, from $6.0 million in 2022.  Loan servicing fees decreased $58,000, or 9.8%, to $532,000 for the year ended December 31, 2023, from $590,000 in 2022, due to lower loan commitment and other fees collected in 2023. We recorded $454,000 of losses on sales of securities for the  year ended December 31, 2023 and also recorded valuation adjustments of $602,000 for the year ended December 31, 2023, upon the transfer of two of our retail branches to premises held-for sale and when we recorded additional valuation adjustments on our Hazel Crest office based on the purchase price specified in the pending sale agreement for the facility. During the second quarter of 2022, the Bank recorded noninterest income from a death benefit on a bank-owned life insurance policy in the amount of $446,000 as a result of the death of a former Bank officer.

Noninterest Expense

	Years Ended December 31,
	2023	2022	Change
	(Dollars in thousands)
Compensation and benefits	$22,232	$21,576	$656
Office occupancy and equipment	8,052	7,981	71
Advertising and public relations	762	690	72
Information technology	3,732	3,566	166
Professional fees	1,330	1,292	38
Supplies, telephone and postage	1,254	1,393	(139)
FDIC insurance premiums	865	467	398
Other	4,954	4,163	791
Total noninterest expense	$43,181	$41,128	$2,053

Noninterest expense increased by $2.1 million, or 5.0%, to $43.2 million for the year ended December 31, 2023, from $41.1 million for the year ended December 31, 2022.  Compensation and benefits expense increased $656,000, or 3.0%, to $22.2 million for the year ended December 31, 2023, compared to $21.6 million in 2022, primarily due to a $1.4 million reduction in deferred loan origination compensation expenses from significantly reduced commercial loan originations in 2023, partially offset by a $752,000 decrease in compensation.  FDIC insurance premiums increased $398,000 for the year ended December 31, 2023 due to higher uniform premium insurance rates assessed on all insured depository institutions. Other expense increased $791,000, or 19.0%, to $5.0 million for the year ended December 31, 2023, compared to $4.2 million for the year ended December 31, 2022, primarily due to $891,000 in higher legal services expenses for nonperforming asset recovery.

Income Taxes

For the year ended December 31, 2023, we recorded income tax expense of $3.4 million, compared to $3.3 million recorded in 2022. The effective tax rate for the year ended December 31, 2023 was 26.34%, compared to 24.15% for 2022.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total assets decreased $88.1 million, or 5.6%, to $1.487 billion at December 31, 2023, from $1.575 billion at December 31, 2022. The decrease in total assets was primarily due to decreases in securities and loans receivable, partially offset by an increase in cash and cash equivalents.  Securities decreased $27.6 million to $182.7 million at December 31, 2023, due to the sale of $43.1 million of U.S. Treasury Notes, while loans receivable decreased $176.0 million to $1.051 billion at December 31, 2023, from $1.227 billion at December 31, 2022.  Cash and cash equivalents increased $111.7 million to $178.5 million at December 31, 2023, from $66.8 million at December 31, 2022.

Our loan portfolio consists primarily of investment and business loans (multi-family residential real estate, nonresidential real estate, and commercial loans and leases), which together totaled 98.1% of gross loans at December 31, 2023. During the year ended December 31, 2023, multi-family residential real estate loans decreased by $9.9 million, or 1.8%; commercial loans and leases decreased by $159.7 million, or 28.9%; and one-to-four family residential mortgage loans decreased by $4.2 million, or 18.1%. The decrease in multi-family residential real estate loans was due to $46.4 million of payments and payoffs, partially offset by originations of $35.9 million. The decrease in commercial loans and leases was primarily due to decreases in corporate, government, and middle market leases of $45.4 million, $79.3 million and $25.7 million, respectively, due to net payments, payoffs and planned reductions in equipment finance originations.

Our allowance for credit losses increased by $216,000, 2.7%, to $8.3 million at December 31, 2023, from $8.1 million at December 31, 2022. The increase was primarily due to the adoption of ASC 326 – Measurement of Credit Losses on Financial Instruments and the provision for credit losses - loans of $395,000 recorded for the year ended December 31, 2023, offset by $2.1 million of net charge-offs recorded for the year ended December 31, 2023.

Total liabilities decreased $91.8 million, or 6.4%, to $1.332 billion at December 31, 2023, from $1.424 billion at December 31, 2022, primarily due to decreases in total deposits. Total deposits decreased $113.3 million, or 8.2%, to $1.262 billion at December 31, 2023, from $1.375 billion at December 31, 2022, primarily due to declines in retail deposit account balances accumulated during the COVID-19 pandemic.   Core deposits were 82.4% of total deposits, with noninterest-bearing demand deposits representing 20.7% of total deposits.  Interest-bearing NOW accounts decreased $93.9 million, or 23.4%, to $306.5 million at December 31, 2023, from $400.4 million at December 31, 2022.  Money market accounts decreased $5.8 million, or 1.9%, to $297.1 million at December 31, 2023, from $302.9 million at December 31, 2022. Noninterest-bearing demand deposits decreased $19.8 million, or 7.0%, to $260.9 million at December 31, 2023, from $280.6 million at December 31, 2022.  Certificates of deposit increased $35.9 million, or 19.2%, to $222.4 million at December 31, 2023, from $186.5 million at December 31, 2022, as customers sought deposit products with higher interest rates. FDIC-insured deposits were 86% of total deposits at December, 31, 2023, compared to 82% as of December 31, 2022.

Total stockholders’ equity was $155.4 million at December 31, 2023, compared to $151.7 million at December 31, 2022. The increase in total stockholders’ equity was primarily due to net income of $9.4 million for the year ended December 31, 2023 and a $3.5 million decrease, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our repurchase of 266,716 shares of our common stock during the year ended December 31, 2023 at a total cost of $2.4 million, our declaration and payment of cash dividends totaling $5.1 million during the same period, and the one-time recording of a cumulative effect of change in accounting principle with the adoption of ASC 326 of $1.7 million on January 1, 2023.

Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2023, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2023 and 2022.

The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Securities:
Certificates of deposits	$29,513	$29,513	$2,233	$2,233
Municipal securities	930	934	240	225
U.S. Treasury Notes	115,920	112,508	170,906	163,103
U.S. government-sponsored agencies	35,446	35,391	40,000	39,699

Mortgage-backed securities:
Mortgage-backed securities - residential	3,431	3,367	3,997	3,881
Collateralized mortgage obligations - residential	1,023	1,003	1,223	1,197

	$186,263	$182,716	$218,599	$210,338

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio at December 31, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Certificates of deposits	$29,017	5.60%	$496	5.62%	$—	—%	$—	—%
Municipal securities	225	1.50	705	4.75	—	—	—	—
U.S. Treasury Notes	66,952	1.09	48,968	1.37	—	—	—	—
U.S. government-sponsored agencies	23,000	4.85	12,446	5.92	—	—	—	—

Mortgage-backed securities:
Fannie Mae	—	—	916	2.96	211	6.93	740	7.17
Freddie Mac	—	—	1	5.70	—	—	294	6.28
Ginnie Mae	—	—	—	—	—	—	1,269	4.62
Collateralized mortgage obligations - residential	1	2.72	—	—	—	—	1,022	5.72

Total securities	$119,195	2.91%	$63,532	2.35%	$211	6.93%	$3,325	5.67%

As a national bank, the Bank is a member of the Federal Reserve System. The aggregate cost of our FRB common stock as of December 31, 2023 was $4.7 million based on its par value. The Bank is also a member of the FHLB System. Members of the FHLB System are required to hold a minimum amount of common stock, the amount of which is based on the level of borrowings and other factors, to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2023 was $2.8 million based on its par value.  At December 31, 2023, we owned 5,484 shares of FHLB common stock in excess of the specified minimum amount. There is no market for FRB and FHLB common stock. There were no purchases or redemptions of FRB and FHLB capital stock during 2022 or 2023.

Loan Portfolio

We originate multi-family residential real estate loans, nonresidential real estate loans, commercial loans and commercial equipment leases. In addition, we also originate consumer loans, and purchase and sell loan participations from time-to-time. Our principal loan products are discussed in Note 4 of the "Notes to Consolidated Financial Statements" in Item 8 of this Annual Report on Form 10-K.

The following table sets forth the composition of our loan portfolio by type of loan.

	At December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential real estate	$18,945	1.79%	$23,133	1.87%	$30,183	2.87%
Multi-family residential real estate	527,460	49.80	537,394	43.52	426,395	40.57
Nonresidential real estate	118,016	11.14	119,705	9.69	103,047	9.81
Commercial loans and leases	393,321	37.14	553,056	44.79	489,612	46.59
Consumer	1,364	0.13	1,584	0.13	1,685	0.16
	1,059,106	100.00%	1,234,872	100.00%	1,050,922	100.00%
Allowance for credit losses	(8,345)		(8,129)		(6,715)
Total loans, net	$1,050,761		$1,226,743		$1,044,207

Although we originate loans and leases in a number of States, our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family residential real estate lending activities in carefully selected metropolitan areas outside our primary lending area.  At December 31, 2023, $313.7 million, or 59.6%, of our multi-family residential real estate loans were in the Metropolitan Statistical Area for Chicago, Illinois; $72.3 million, or 13.8%, were in Texas; $68.4 million, or 13.0%, were in Florida; and $26.4 million, or 5.0%, were in North Carolina.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  We engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Due in One Year or Less	After One Year Through Five Years	After Five Through 15 Years	After 15 Years	Total
	(In thousands)
Scheduled Repayments of Loans:
One-to-four family residential real estate	$1,259	$4,410	$7,824	$5,452	$18,945
Multi-family residential real estate	19,407	57,273	174,468	276,312	527,460
Nonresidential real estate	30,080	79,250	5,757	2,929	118,016
Commercial loans and leases	231,250	159,921	2,150	—	393,321
Consumer	408	403	553	—	1,364
	$282,404	$301,257	$190,752	$284,693	$1,059,106

Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates	$281,082
Adjustable interest rates	495,620
$776,702

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2023, we had two equipment finance transactions in this category.

We typically obtain new third-party appraisals or collateral valuations when we place a loan on nonaccrual status or conduct impairment testing unless the existing valuation information for the collateral is sufficiently current to comply with the requirements of our Appraisal and Collateral Valuation Policy (“ACV Policy”). We also obtain new third-party appraisals or collateral valuations when the judicial foreclosure process concludes with respect to real estate collateral, and when we otherwise acquire actual or constructive title to real estate collateral. In addition to third-party appraisals, we use updated valuation information based on Multiple Listing Service data, broker opinions of value, actual sales prices of similar assets sold by us and approved sales prices in response to offers to purchase similar assets owned by us to provide interim valuation information for consolidated financial statement and management purposes. Our ACV Policy establishes the maximum useful life of a real estate appraisal at 18 months. Because appraisals and updated valuations utilize historical or “ask-side” data in reaching valuation conclusions, the appraised or updated valuation may or may not reflect the actual sales price that we will receive at the time of sale.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral and other foreclosed assets by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is,” “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2023, substantially all impaired real estate loan collateral and foreclosed assets were valued on an “as-is basis.”

Estimates of the net realizable value of real estate collateral also include a deduction for the expected costs to sell the collateral or such other deductions from the cash flows resulting from the operation and liquidation of the asset as are appropriate. For most real estate collateral subject to the judicial foreclosure process, we apply a 10.0% deduction to the value of the asset to determine the expected costs to sell the asset. This estimate includes one year of real estate taxes, sales commissions and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected resolution period for the asset exceeds one year, we then include, on a case-by-case basis, the costs of the additional real estate taxes and repairs and any other material holding costs in the expected costs to sell the collateral. For other real estate owned, we apply a 7.0% deduction to determine the expected costs to sell, as expenses for real estate taxes and repairs are expensed when incurred.  For other foreclosed assets, due to the variety of collateral types, we incorporate the estimated costs to recover and market collateral assets into the estimated net realizable value applicable to each specific case.

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2023	2022	2021
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential real estate	$37	$92	$367
Nonresidential real estate	—	—	295
Commercial loans and leases:
Equipment finance:
Government	18,956	—	—
Corporate - Investment-rated	52	—	—
Corporate - Other	1,579	331	78
Middle market leases	472	891	—
Small ticket leases	235	88	—
Consumer	—	5	—
	21,331	1,407	740

Loans past due over 90 days, still accruing	1,007	238	10

Other real estate owned	405	472	—
Other foreclosed assets	2,372	4	725

Total nonperforming assets	$25,115	$2,121	$1,475

Ratios
Allowance for credit losses to total loans	0.79%	0.66%	0.64%
Allowance for credit losses to nonperforming loans	37.36	494.16	895.33
Nonperforming loans to total loans	2.11	0.13	0.07
Nonperforming assets to total assets	1.69	0.13	0.09
Nonaccrual loans to total loans	2.01	0.11	0.07
Nonaccrual loans to total assets	1.43	0.09	0.04

Nonperforming Assets

Nonperforming assets totaled $25.1 million at December 31, 2023, and $2.1 million at December 31, 2022.   The $23.0 million increase in nonperforming assets in 2023 was primarily due to two U.S. Government equipment finance exposures totaling $18.9 million.  In addition, two corporate equipment finance transactions totaling $1.0 million were past due 90 days and still accruing due to administrative delays in submitting payments due in the amount of $692,000.

With respect to the U.S. Government equipment finance exposures, we have submitted claims pursuant to the Contract Disputes Act to each prime contractor for their respective certification and submission to the U.S. Government.  Given the unexpected conduct by the U.S. Government in these two transactions and information we learned about similar activity encountered by other participants in the market, we discontinued originations of U.S. Government equipment finance transactions in early 2023 pending the outcome of our claims.

With respect to loans past due 90 days and still accruing, in January 2024, we received the final payment in full for one exposure in the amount of $666,000 and we received partial payments in the amount of $26,000 for the remaining exposure.

Construction machinery and commercial vehicles with recorded balances of $2.9 million were transferred to foreclosed assets during the year ended December 31, 2023.

Loan Modifications to Borrowers Experiencing Financial Difficulties

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

Effective January 1, 2023, the Company adopted ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-22”) which eliminates the Troubled Debt Restructurings (“TDR”) while requiring disclosures of borrowers experiencing financial difficulty for modifications related to principal reductions, interest rate reductions, term extensions, and more than insignificant payment delay. At December 31, 2023, the Company had no loan modifications that meet the definition described in ASU 2022-02 for additional reporting.

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

Criticized and Classified Assets

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

	December 31, 2023	December 31, 2022	Change
	(Dollars in thousands)
Criticized - Special Mention:
One-to-four family residential real estate	$—	$4	$(4)
Multi-family residential real estate	1,333	—	1,333
Commercial loans and leases:
Asset-based and factored receivables	10,587	873	9,714
Equipment finance:
Corporate - Other	—	644	(644)
Consumer	5	4	1
	$11,925	$1,525	$10,400

Classified - Performing Substandard:
One-to-four family residential real estate	$272	$327	$(55)
Commercial loans and leases:
Asset-based and factored receivables	3,368	3,815	(447)
Equipment finance:
Government	—	52	(52)
Corporate - Investment-rated	—	130	(130)
Corporate - Other	688	44	644
Consumer	3	4	(1)
	$4,331	$4,372	$(41)

Allowance for Credit Losses

The allowance for credit losses, specifically the allowance for loan losses and the allowance for unfunded commitment losses, represents management’s estimate of lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan.  The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses.  Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $335,000 as of December 31, 2023.

Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for credit losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for credit losses.  A provision for credit losses is charged to current expense and acts to replenish the ACL in order to maintain the allowance at a level that management deems adequate. Determining the allowance involves significant judgments and assumptions by management. Because of the nature of the judgments and assumptions made by management, actual results may differ from these judgments and assumptions.

Determining the Allowance for Credit Losses

The allowance for credit losses on financial assets held at amortized cost is measured on a collective or pooled basis when similar risk characteristics exist, based upon management's loan portfolio segmentation. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments.  Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. A “life of loan” credit loss shall estimate expected credit losses over the contractual term of the financial asset.  This includes not extending the contractual term for expected extensions, renewals, and modifications. Discounted Cash Flow methodologies work properly with an amortizing approach.  Loans without maturity dates may not have a true exit or end of life. For consistency in its methodology, management elected to use maturity date assumptions for loans without maturity dates; pool-level assumptions have been assigned by management.

Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represent factors used by the Company when measuring the allowance for credit losses. Historical credit loss history is adjusted for reasonable and supportable forecasts that incorporates peer institution data and third party economic forecasts on a quantitative or qualitative basis. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets.

Qualitative factors assessed by management include the following:

•	Changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs, and recovery practices;
•	Changes in national, regional, and local conditions;
•	Changes in the nature and volume of the portfolio and terms of loans (inherent risk);
•	Changes in the experience, depth, and ability of lending management;
•	Changes in the volume and severity of past due loans and other similar conditions;
•	Changes in the quality of the organization's loan review system;
•	Changes in the value of underlying collateral for collateral dependent loans;
•	The existence and effect of any concentrations of credit and changes in the levels of such concentrations; and
•	The effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

Financial assets that do not share similar risk characteristics with any pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including substandard nonaccrual assets and assets currently classified. Classified loans are reviewed on a quarterly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan. In cases in which collectability is not probable, the loan is considered to no longer exhibit shared risk characteristics of a pool and as a result, is individually evaluated for allowance for credit losses measurement purposes. If a loan is individually evaluated, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for foreclosure-probable and collateral dependent loans, to the fair value of the collateral less the estimated cost to sell, when appropriate under accounting rules. Any shortfall is recorded as a specific reserve within the allowance for credit losses.

In determining the amount of reserves or charge-offs associated with collateral-dependent loans, the Company values the loan generally by starting with a valuation obtained from an appraisal of the underlying collateral and then deducting estimated selling costs, if appropriate, to arrive at a net appraised value. We obtain the appraisals of the underlying collateral typically on an annual basis from independent, third party appraisal firms and the appraisals are formally reviewed by our internal appraisal department upon receipt of a new appraisal. Types of appraisal valuations include “as-is,” “as-complete,” “as-stabilized,” bulk, fair market, liquidation and “retail sellout” values.

Net Charge-offs and Recoveries

The following table sets forth activity in our allowance for credit losses.

	At or For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$8,129	$6,715	$7,751
Impact of adopting ASC 326	1,907	—	—
Charge-offs
One-to-four family residential real estate	(1)	(76)	(3)
Nonresidential real estate	—	(192)	(7)
Commercial loans and leases	(2,176)	(156)	(93)
Consumer	(52)	(61)	(29)
	(2,229)	(485)	(132)
Recoveries
One-to-four family residential real estate	45	11	211
Multi-family residential real estate	20	20	33
Nonresidential real estate	—	4	—
Commercial loans and leases	77	20	90
Consumer	1	16	2
	143	71	336
Net (charge-offs) recoveries	(2,086)	(414)	204
Provision for (recovery of) credit losses	395	1,828	(1,240)
Balance at end of year	$8,345	$8,129	$6,715

Ratios
Total net (charge-offs) recoveries to average loans outstanding	(0.18)%	(0.04)%	0.02%
Net (charge-offs) recoveries to average loans outstanding by portfolio:
One-to-four family residential real estate	0.21%	(0.25)%	0.59%
Multi-family residential real estate	—%	—%	0.01%
Nonresidential real estate	—%	(0.17)%	(0.01)%
Commercial loans and leases	(0.43)%	(0.03)%	—%
Consumer	(3.59)%	(2.83)%	(1.49)%

We recorded a provision for credit losses - loans of $395,000 in 2023, compared to a provision for loan losses of $1.8 million in 2022.  The provision for or recovery of credit losses is a function of the allowance for credit loss methodology that we use to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. The portion of the allowance for credit losses attributable to loans collectively evaluated for impairment increased $216,000, or 2.7%, to $8.3 million at December 31, 2023 from $8.1 million at December 31, 2022. There was no reserve established for loans individually evaluated at December 31, 2023 and 2022. Net charge-offs were $2.1 million for the year ended December 31, 2023 compared to net charge-offs of $414,000 for the year ended December 31, 2022.

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

Allocation of Allowance for Credit Losses

The following table sets forth our allowance for credit losses allocated by loan category. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022			2021
	Allowance for Credit Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential real estate	$295	$18,945	1.79%	$281	$23,133	1.87%	$331	$30,183	2.87%
Multi-family residential real estate	4,549	527,460	49.80	4,017	$537,394	43.52	3,377	426,395	40.57
Nonresidential real estate	1,166	118,016	11.14	1,234	119,705	9.69	1,311	103,047	9.81
Commercial loans and leases	2,303	393,321	37.14	2,548	553,056	44.79	1,652	489,612	46.59
Consumer	32	1,364	0.13	49	1,584	0.13	44	1,685	0.16
	$8,345	$1,059,106	100.00%	$8,129	1,234,872	100.00%	$6,715	$1,050,922	100.00%

Management determined that the allowance for credit losses was appropriate at December 31, 2023, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Sources of Funds

Deposits. At December 31, 2023, our deposits totaled $1.262 billion. Interest-bearing deposits totaled $1.001 billion and noninterest-bearing demand deposits totaled $260.9 million. NOW, savings and money market accounts totaled $778.4 million. At December 31, 2023, we had $222.4 million of certificates of deposit outstanding, of which $174.9 million had maturities of one year or less. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of the non-brokered accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2023			2022
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$143,468	11.06%	—%	$157,210	10.96%	—%
Commercial	129,214	9.95	—	158,625	11.05	—
Total noninterest-bearing demand	272,682	21.01	—	315,835	22.01	—
Savings deposits	189,835	14.63	0.18	206,009	14.35	0.10
Money market accounts	281,918	21.73	1.65	323,312	22.53	0.41
Interest-bearing NOW accounts	345,491	26.63	0.70	395,599	27.56	0.31
Certificates of deposit	207,574	16.00	2.48	194,458	13.55	0.47
	$1,297,500	100.00%		$1,435,213	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2023:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $250,000	$41,044	$39,923	$68,854	$43,179	$193,000
Certificates of deposit of $250,000 or more	7,597	5,549	11,956	4,289	29,391
Total certificates of deposit	$48,641	$45,472	$80,810	$47,468	$222,391

FDIC-insured deposits were 86% of total deposits at December, 31, 2023, compared to 82% as of December 31, 2022.   At December 31, 2023 and 2022 we have $180.7 million and $246.6 million of uninsured deposits; our only uninsured deposits are those in excess of the FDIC insurance limits of $250,000.

Borrowings Outstanding.  In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031.

At December 31, 2023 we had $25.0 million of FHLB advances, compared to none at December 31, 2022.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest rate risk, we have deemphasized the origination of residential mortgage loans, and have increased our emphasis on the origination of nonresidential real estate loans, multi-family mortgage loans, and commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, and usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available-for sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2023, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated (Decrease) Increase in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(28,837)	(14.03)%	$3,191	5.95%
+300	(14,616)	(7.11)	2,543	4.74
+200	(3,240)	(1.58)	1,908	3.56
+100	1,195	0.58	1,126	2.10
0
-100	7,047	3.43	(573)	(1.07)
-200	(2,436)	(1.19)	(1,937)	(3.61)
-300	(18,491)	(8.99)	(4,244)	(7.91)
-400	(36,932)	(17.97)	(6,984)	(13.02)

The table set forth above indicates that at December 31, 2023, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 1.19% decrease in NPV and a $1.9 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.58% decrease in NPV and a $1.9 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. In general, the scheduled amortizations of loans, leases and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.  We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $25.0 million of FHLB advances outstanding at December 31, 2023 and none at December 31, 2022, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of multi-family residential real estate loans, nonresidential real estate loans, commercial loans and leases and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2023 and 2022, our loans and leases originated for investment (including draws on lines of credit) totaled $760.4 million and $1.252 billion, respectively. Purchases of securities totaled $49.2 million and $136.1 million for the years ended December 31, 2023 and 2022, respectively. These activities were funded primarily by principal repayments on loans and securities.

During the years ended December 31, 2023 and 2022, principal repayments on loans (including repayments on lines of credit) totaled $930.0 million and $1.068 billion, respectively. During the years ended December 31, 2023 and 2022, principal repayments and proceeds from sales of securities totaled $43.4 million and $1.0 million, respectively. During the years ended December 31, 2023 and 2022, proceeds from maturities of securities totaled $33.7 million and $2.9 million, respectively. There were no sales of loans during the year ended December 31, 2023.

Loan origination commitments totaled $1.8 million at December 31, 2023, and consisted of $917,000 of fixed-rate loans and $912,000 of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $123.5 million and $7.6 million, respectively, at December 31, 2023. At December 31, 2023, there were no commitments to sell mortgages.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors, including government fiscal stimulus payments to households and businesses. We had net deposit decreases of $113.3 million and $113.5 million for the year ended December 31, 2023 and 2022, respectively. Certificates of deposit that are scheduled to mature in one year or less at December 31, 2023 totaled $174.9 million.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We maintain minimum primary and secondary liquidity policies and may utilize additional sources of funds through FHLB advances, of which $25.0 million were outstanding at December 31, 2023. At December 31, 2023, we had the ability to borrow an additional $341.6 million under our credit facilities with the FHLB.  We also have the ability to pledge U.S. Treasury Notes and U.S. government-sponsored agencies of $144.9 million for FHLB advances. Finally, at December 31, 2023, we had a line of credit available with the FRB. At December 31, 2023, there was no outstanding balance on this credit line.

Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $14.3 million of cash and cash equivalents and any cash dividends it may receive from the Bank.  In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%. The line of credit has been extended since its original maturity date and the current maturity date is March 29, 2024. The line of credit had no outstanding balance at December 31, 2023.  The Company issued $20.0 million of subordinated notes in April of 2021.

During 2023, we paid $2.4 million to repurchase shares of our common stock and paid $5.1 million in cash dividends to stockholders, using dividends received from the Bank.

As of December 31, 2023, we were not aware of any known trends, events or uncertainties that had, or were reasonably likely to have, a material adverse impact on our liquidity. As of December 31, 2023, we had no other material commitments for capital expenditures.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.  As of December 31, 2023, the Bank's Community Bank Leverage Ratio was 10.85%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“ CCB”). The minimum CCB is 2.5%.  As of December 31, 2023 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

Capital Management - Company. Total stockholders’ equity was $155.4 million at December 31, 2023, compared to $151.7 million at December 31, 2022. The increase in total stockholders’ equity was primarily due to net income of  $9.4 million for the year ended December 31, 2023 and a $3.5 million increase, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our repurchase of 266,716 shares of our common stock during the year ended December 31, 2023 at a total cost of $2.4 million, our declaration and payment of cash dividends totaling $5.1 million during the same period, and the one-time recording of a cumulative effect of change in accounting principle with the adoption of ASC 326 of $1.7 million on January 1, 2023.

Cash Dividends. Our Board of Directors declared four quarterly cash dividends totaling $5.1 million during 2023, consisting of a cash dividend of $0.10 per share for each quarter of 2023.

Stock Repurchase Program.  As of December 31, 2023, the Company had repurchased 8,070,375 shares of its common stock out of the 8,267,771 shares of common stock authorized under the current share repurchase authorization, as amended and extended from time to time. Pursuant to the current share repurchase authorization, there were 197,396 shares of common stock authorized for repurchase as of December 31,  2023.

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

Allowance for Credit Losses. The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

Loans deemed uncollectible are charged against and reduce the allowance. A provision for credit losses is charged to current expense and acts to replenish the ACL in order to maintain the allowance at a level that management deems adequate. Determining the allowance involves significant judgments and assumptions by management. Because of the nature of the judgments and assumptions made by management, actual results may differ from these judgments and assumptions.

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

As of December 31, 2023, we had an NOL carryforward for Illinois, which begins to expire in 2031 and fully expires in 2033 pursuant to changes to Illinois law enacted in 2021. In 2023, we fell short of our Business Plan projection for purposes of deferred tax asset utilization analysis but in 2022 we exceeded our Business Plan projections for such purposes. Based on our long-term business plan projections, we expect that we will fully utilize the Illinois NOL carryforward before it expires in 2033.  We also performed a stress analysis of our projections as the key known variable in our analysis and determined that we fully utilize the Illinois NOL carryforward by 2033. Based on our 2023 and 2022 business plan performance, we concluded it is more likely than not that we will be able to achieve the business plan performance required to fully utilize the Illinois NOL carryforward by 2033.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2023, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

/s/ F. Morgan Gasior	/s/ Paul A. Cloutier
F. Morgan Gasior	Paul A. Cloutier
Chairman of the Board, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors BankFinancial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation and Subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses on financial instruments during the year ended December 31, 2023, due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.

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

Allowance for Credit Losses—Loans

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for credit losses is established through a provision for credit losses and represents an amount which, in management’s judgement, will be adequate to absorb losses in the loan portfolio based on historical experience, current conditions and reasonable and supportable forecasts. The loan portfolio is segmented into pools of loans that share similar characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses is constructed for each segment. Additionally, a specific loss reserve is established for individually evaluated loans which do not share similar risk characteristics with the pooled loan segments. The Company’s allowance for credit losses balance was $8.3 million at December 31, 2023, which consisted of an allowance for credit losses for pooled loans ($8.3 million) and a specific loss reserve for individually evaluated loans ($0). Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method. The DCF method estimates a probability of default with a loss given default applied to future cash flows that are adjusted to present value. The Company uses historical credit loss history that is then adjusted by reasonable and supportable forecasts that incorporate peer data and third party economic forecasts on a quantitative and qualitative basis. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses. Qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, include but are not limited to: changes in lending policies, national and local economic conditions, nature and volume of loan portfolio, experience of lending management, volume and severity of past due loans, quality of the organization’s loan review system, value of underlying collateral, concentrations in credit, and other external factors. The development of probability of default, loss given default, reasonable and supportable forecasts, and qualitative adjustments are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available.

We identified specific elements of the determination of the allowance for credit losses for pooled loans as a critical audit matter as auditing the underlying development of probability of default, loss given default, reasonable and supportable forecasts, and qualitative factor adjustments required significant auditor judgment, as amounts determined by management rely on analysis that are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available.

Our audit procedures related to the determination of the allowance for credit losses for pooled loans, specifically the development of probability of default, loss given default, reasonable and supportable forecasts, and qualitative factor adjustments, included the following, among others:

●

We obtained an understanding of the relevant controls related to the allowance for credit losses and tested such controls for design and operating effectiveness, including controls related to management’s development, review and approval of the probability of default, loss given default, reasonable and supportable forecasts and qualitative factor adjustments, and the completeness and accuracy of data used in establishing these assumptions.

●

We tested the completeness and accuracy of data used by management in determining the probability of default and loss given default by agreeing this data to internal and external source information, as applicable.

●	We evaluated the reasonableness of the reasonable and supportable forecasts utilized by management by evaluating its appropriateness and comparing them to external information.
●

We tested the completeness and accuracy of information, evaluated its appropriateness and agreed the qualitative factor adjustments included in the allowance for credit losses – loans calculation to independently sourced information, or when appropriate, data provided by management.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

Chicago, Illinois

March 1, 2024

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Cash and due from other financial institutions	$19,781	$12,046
Interest-bearing deposits in other financial institutions	158,703	54,725
Cash and cash equivalents	178,484	66,771
Securities, at fair value	182,716	210,338
Loans receivable, net of allowance for credit losses: December 31, 2023, $8,345 and December 31, 2022, $8,129	1,050,761	1,226,743
Foreclosed assets, net	2,777	476
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises held-for-sale	523	—
Premises and equipment, net	22,950	24,956
Accrued interest receivable	7,542	7,338
Bank-owned life insurance	18,469	18,815
Deferred taxes	4,512	5,480
Other assets	11,160	7,035
Total assets	$1,487,384	$1,575,442

Liabilities
Deposits
Noninterest-bearing	$260,851	$280,625
Interest-bearing	1,000,772	1,094,309
Total deposits	1,261,623	1,374,934
Borrowings	25,000	—
Subordinated notes, net of unamortized issuance costs	19,678	19,634
Advance payments by borrowers for taxes and insurance	9,003	8,674
Accrued interest payable and other liabilities	16,697	20,529
Total liabilities	1,332,001	1,423,771
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,475,881 shares issued at December 31, 2023 and 12,742,597 shares issued at December 31, 2022	125	127
Additional paid-in capital	83,457	85,848
Retained earnings	74,426	71,808
Accumulated other comprehensive income	(2,625)	(6,112)
Total stockholders’ equity	155,383	151,671
Total liabilities and stockholders’ equity	$1,487,384	$1,575,442

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2023	2022
Interest and dividend income
Loans, including fees	$56,699	$48,562
Securities	3,707	2,658
Other	5,749	4,076
Total interest income	66,155	55,296
Interest expense
Deposits	12,552	3,687
Borrowings and Subordinated notes	1,774	794
Total interest expense	14,326	4,481
Net interest income	51,829	50,815

Provision for credit losses - loans	395	1,828
Recovery of credit losses - unfunded commitments	(82)	—
Provision for credit losses	313	1,828

Net interest income after provision for credit losses	51,516	48,987

Noninterest income
Deposit service charges and fees	3,318	3,271
Loan servicing fees	532	590
Trust and insurance commissions and annuities income	1,280	1,153
Losses on sales of securities	(454)	—
Gain on sale of premises and equipment	9	—
Valuation adjustment on bank premises held-for-sale	(602)	—
Loss on bank-owned life insurance	(346)	(39)
Bank-owned life insurance death benefit	—	446
Other	680	555
Total noninterest income	4,417	5,976

Noninterest expense
Compensation and benefits	22,232	21,576
Office occupancy and equipment	8,052	7,981
Advertising and public relations	762	690
Information technology	3,732	3,566
Professional fees	1,330	1,292
Supplies, telephone, and postage	1,254	1,393
FDIC insurance premiums	865	467
Other	4,954	4,163
Total noninterest expense	43,181	41,128
Income before income taxes	12,752	13,835
Income tax expense	3,359	3,341
Net income	$9,393	$10,494
Basic and diluted earnings per common share	$0.74	$0.80
Basic and diluted weighted average common shares outstanding	12,622,882	13,071,742

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2023	2022
Net income	$9,393	$10,494
Unrealized holding gain (loss) on securities arising during the period	4,260	(8,370)
Tax effect	(1,108)	2,178
Unrealized holding gain (loss) on securities, net of tax	3,152	(6,192)
Reclassification adjustment for loss included in net income	454	—
Tax effect, included in income tax expense	(119)	—
Reclassification adjustment for loss included in net income, net of tax	335	—
Other comprehensive gain (loss), net of tax	3,487	(6,192)
Comprehensive income	$12,880	$4,302

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	$132	$90,709	$66,545	$80	$157,466
Net income	—	—	10,494	—	10,494
Other comprehensive loss, net of tax effect	—	—	—	(6,192)	(6,192)
Repurchase and retirement of common stock (485,888 shares)	(5)	(4,861)	—	—	(4,866)
Cash dividends declared on common stock ($0.40 per share)	—	—	(5,231)	—	(5,231)
Balance at December 31, 2022	$127	$85,848	$71,808	$(6,112)	$151,671
Cumulative effect of change in accounting principle	—	—	(1,719)	—	(1,719)
Net income	—	—	9,393	—	9,393
Other comprehensive loss, net of tax effect	—	—	—	3,487	3,487
Repurchase and retirement of common stock (266,716 shares)	(2)	(2,391)	—	—	(2,393)
Cash dividends declared on common stock ($0.40 per share)	—	—	(5,056)	—	(5,056)
Balance at December 31, 2023	$125	$83,457	$74,426	$(2,625)	$155,383

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$9,393	$10,494
Adjustments to reconcile to net income to net cash from operating activities
Provision for credit losses - loans	395	1,828
Recovery of credit losses - unfunded commitments	(82)	—
Depreciation and amortization	1,541	1,262
Net change in net deferred loan origination costs	(86)	(1,301)
Losses on sales of securities	454	—
Valuation adjustments on bank premises held-for-sale	602	—
Gain on disposal of premises and equipment	(9)	—
Loss on sale of foreclosed assets	15	22
Foreclosed assets write-downs	70	—
Foreclosed assets valuation adjustments	111	31
Loss on bank-owned life insurance	346	39
Net change in:
Deferred income tax	347	(237)
Accrued interest receivable	(204)	(2,690)
Other assets	1,849	1,824
Accrued interest payable and other liabilities	(5,521)	(1,978)
Net cash from operating activities	9,221	9,294
Cash flows from (used in) investing activities
Securities
Proceeds from maturities	33,736	2,888
Proceeds from principal repayments	765	1,018
Proceeds from sale of securities	42,631	—
Purchases of securities	(49,151)	(136,071)
Net change in loans receivable	170,764	(183,925)
Bank-owned life insurance death benefit	—	275
Proceeds from sale of foreclosed assets	362	987
Proceeds from sale of premises and equipment	690	—
Purchase of premises and equipment, net	(1,874)	(1,944)
Net cash from (used in) investing activities	197,923	(316,772)
Cash flows used in financing activities
Net change in:
Deposits	(113,311)	(113,497)
Advance payments by borrowers for taxes and insurance	329	681
Proceeds from Federal Home Loan Bank advances	35,000	—
Repayments of Federal Home Loan Bank advances	(10,000)	(5,000)
Repurchase and retirement of common stock	(2,393)	(4,866)
Cash dividends paid on common stock	(5,056)	(5,231)
Net cash used in financing activities	(95,431)	(127,913)
Net change in cash and cash equivalents	111,713	(435,391)
Beginning cash and cash equivalents	66,771	502,162
Ending cash and cash equivalents	$178,484	$66,771

Supplemental disclosures of cash flow information:
Interest paid	$14,077	$4,468
Income taxes paid	3,290	3,518
Income taxes refunded	22	8
Assets transferred to premises held-for-sale	1,799	—
Loans transferred to foreclosed assets	2,859	791
Due from broker	4,500	—
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	1,354	—

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

Securities: Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.  Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold. Realized gains and losses from sales are included in other non-interest income. Securities available-for-sale in an unrealized loss position, are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.  Adjustments to the allowance are reported in our income statement as a component of provision for credit losses.

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

Loans and Loan Income: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of the allowance for credit losses, premiums and discounts on loans purchased, and net deferred fees and loan costs. Interest income on loans is recognized in income over the term of the loan based on the amount of principal outstanding.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $5.9 million and $7.0 million at December 31, 2023 and  December 31, 2022, respectively and are included in commercial loans and leases.  The customer reserves associated with the factored receivables were $2.1 million and $1.4 million at December 31, 2023 and December 31, 2022, respectively.

Factoring fees are recognized in interest income as incurred by the customer and deducted from the customer's reserve balances.  Other factoring-related fees, which include wire transfer fees, broker fees, and other similar fees, are reported by the Company as loan servicing fees in noninterest income.

Allowance for Credit Losses: On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”).  ASC 326 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available-for-sale debt securities. ASC 326 eliminates the probable initial recognition threshold in current US GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASC 326 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

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

	January 1, 2023
	Post ASC 326 Adoption	Pre-ASC 326 Adoption	Pre-tax impact of ASC 326 Adoption
Assets:
Allowance
One-to-four family residential real estate	$380	$281	$99
Multi-family residential real estate	4,647	4,017	630
Nonresidential real estate	1,300	1,234	66
Commercial loans and leases	3,670	2,548	1,122
Consumer	39	49	(10)
Total allowance for credit losses	$10,036	$8,129	$1,907

Liabilities:
Unfunded commitment reserve	$417	$—	$417

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The allowance for credit losses (“ACL”) is evaluated on a regular basis and established through charges to earnings in the form of a provision for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This valuation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Nonaccrual and classified loans are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan. In cases in which collectability is not probable, the loan is considered to no longer exhibit shared risk characteristics of a pool and as a result, is individually evaluated for allowance for credit losses measurement purposes. If a loan is individually evaluated, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for foreclosure-probable and collateral dependent loans, to the fair value of the collateral less the estimated costs to sell, when appropriate under accounting rules. Any shortfall is recorded as a specific reserve within the allowance for credit losses or a charge-off.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Determining the Allowance for Credit Losses

The allowance for credit losses on financial assets held at amortized cost is measured on a collective or pooled basis when similar risk characteristics exist, based upon management's loan portfolio segmentation. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments.  Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. A “life of loan” credit loss shall estimate expected credit losses over the contractual term of the financial asset.  This includes not extending the contractual term for expected extensions, renewals, and modifications. Discounted Cash Flow methodologies work properly with an amortizing approach.  Loans without maturity dates may not have a true exit or end of life. For consistency in its methodology, management elected to use maturity date assumptions for loans without maturity dates; pool-level assumptions have been assigned by management.

Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represent factors used by the Company when measuring the allowance for credit losses. Historical credit loss history is adjusted for reasonable and supportable forecasts that incorporates peer institution data and third party economic forecasts on a quantitative or qualitative basis. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets.

Qualitative factors assessed by management include the following:

•	Changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs, and recovery practices;
•	Changes in national, regional, and local conditions;
•	Changes in the nature and volume of the portfolio and terms of loans (inherent risk);
•	Changes in the experience, depth, and ability of lending management;
•	Changes in the volume and severity of past due loans and other similar conditions;
•	Changes in the quality of the organization's loan review system;
•	Changes in the value of underlying collateral for collateral dependent loans;
•	The existence and effect of any concentrations of credit and changes in the levels of such concentrations; and
•	The effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

Financial assets that do not share similar risk characteristics with any pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including substandard nonaccrual assets and assets currently classified. Classified loans are reviewed on a quarterly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan. In cases in which collectability is not probable, the loan is considered to no longer exhibit shared risk characteristics of a pool and as a result, is individually evaluated for allowance for credit losses measurement purposes. If a loan is individually evaluated, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for foreclosure-probable and collateral dependent loans, to the fair value of the collateral less the estimated cost to sell, when appropriate under accounting rules. Any shortfall is recorded as a specific reserve within the allowance for credit losses.

Troubled Debt Restructurings and Vintage Disclosures: ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” eliminates the Troubled Debt Restructurings (“TDR”) accounting model for creditors that have already adopted ASC 326. In lieu of the TDR accounting model, loan refinancing and restructuring guidance in ASC Subtopic 310-20 “Investments—Debt Securities” will apply to all loan modifications, including those made for borrowers experiencing financial difficulty. This standard also enhances disclosure requirements related to certain loan modifications. Additionally, this standard introduces new requirements to disclose gross write-off information in the vintage disclosures of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company adopted the standard on January 1, 2023

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreclosed Assets: Foreclosed assets are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when the legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  These assets are subsequently accounted for at a lower of cost or fair value less estimated cost to sell. Assets are classified as foreclosed when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Other foreclosed assets received in satisfaction of borrowers’ debt are initially recorded at fair value of the asset less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating expenses, gains and losses on disposition, and changes in the valuation allowance are reported in noninterest expense as operations of foreclosed assets.

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

Currently the Company is obligated under six non-cancellable operating lease agreements for branch properties, commercial credit origination and customer service offices and its corporate office.  The leases have varying terms, the longest of which will end in 2032. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised; therefore, they were not considered in the calculation of the ROU asset and lease liability. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) in the Company's Consolidated Statement of Financial Condition.  The ROU assets are included in other assets and the lease obligations are included in other liabilities in the accompanying Consolidated Statements of Financial Condition.

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. The Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Long-Term Assets: Premises and equipment, right of use assets, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

This analysis is updated quarterly and adjusted as necessary. At December 31, 2023 and 2022, the Company had a net deferred tax asset of $4.5 million and $5.5 million, respectively.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2023.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023‑09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires more detailed disclosures of income taxes paid net of refunds received, income from continuing operations before income tax expense or benefit, and income tax expense from continuing operations. This standard is to be applied on a prospective basis, with retrospective application permitted, and will be effective for the Company for annual periods beginning on  January 1, 2025.  We do not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	For the years ended December 31,
	2023	2022
Net income available to common stockholders	$9,393	$10,494
Basic and diluted weighted average common shares outstanding	12,622,882	13,071,742
Basic and diluted earnings per common share	$0.74	$0.80

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Certificates of deposits	$29,513	$—	$—	$29,513
Municipal securities	930	12	(8)	934
U.S. Treasury Notes	115,920	—	(3,412)	112,508
U.S. government-sponsored agencies	35,446	7	(62)	35,391
Mortgage-backed securities - residential	3,431	27	(91)	3,367
Collateralized mortgage obligations - residential	1,023	—	(20)	1,003
	$186,263	$46	$(3,593)	$182,716
December 31, 2022
Certificates of deposits	$2,233	$—	$—	$2,233
Municipal securities	240	—	(15)	225
U.S. Treasury Notes	170,906	—	(7,803)	163,103
U.S. government-sponsored agencies	40,000	—	(301)	39,699
Mortgage-backed securities - residential	3,997	27	(143)	3,881
Collateralized mortgage obligations - residential	1,223	—	(26)	1,197
	$218,599	$27	$(8,288)	$210,338

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

	December 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$119,194	$117,892
Due after one year through five years	62,615	60,454
	181,809	178,346
Mortgage-backed securities - residential	3,431	3,367
Collateralized mortgage obligations - residential	1,023	1,003
	$186,263	$182,716

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
December 31, 2023
Municipal securities	—	$—	$—	1	$217	$(8)	1	$217	$(8)
U.S. Treasury Notes	—	—	—	170	112,508	(3,412)	170	112,508	(3,412)
U.S. government-sponsored agencies	2	8,987	(13)	4	17,951	(49)	6	26,938	(62)
Mortgage-backed securities - residential	—	—	—	17	2,627	(91)	17	2,627	(91)
Collateralized mortgage obligations - residential	—	—	—	6	1,003	(20)	6	1,003	(20)
	2	$8,987	$(13)	198	$134,306	$(3,580)	200	$143,293	$(3,593)

December 31, 2022
Municipal securities	1	$225	$(15)	—	$—	$—	1	$225	$(15)
U.S. Treasury Notes	147	104,439	(4,104)	53	58,664	(3,699)	200	163,103	(7,803)
U.S. government-sponsored agencies	9	39,699	(301)	—	—	—	9	39,699	(301)
Mortgage-backed securities - residential	18	3,016	(143)	—	—	—	18	3,016	(143)
Collateralized mortgage obligations - residential	5	1,009	(18)	1	171	(8)	6	1,180	(26)
	180	$148,388	$(4,581)	54	$58,835	$(3,707)	234	$207,223	$(8,288)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

U.S. Treasury Notes, U.S. government-sponsored agencies and certain other available-for-sale securities reflected in the above table that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2023, but the unrealized loss was not recognized into income because the U.S. Treasury Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values are expected to recover as maturity dates of these securities approach.

We reviewed the available-for-sale securities in an unrealized loss position within the guidelines of ASC 326 and determined that no credit loss is required to be recognized.

The proceeds from sales of securities and the associated losses were as follows:

	For the years ended December 31,
	2023	2022
Proceeds	$42,631	$—
Gross gains	—	—
Gross losses	(454)	—

NOTE 4 – LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	December 31,
	2023	2022
One-to-four family residential real estate	$18,945	$23,133
Multi-family residential real estate	527,460	537,394
Nonresidential real estate	118,016	119,705
Commercial loans and leases	393,321	553,056
Consumer	1,364	1,584
	1,059,106	1,234,872
Allowance for credit losses	(8,345)	(8,129)
Loans, net	$1,050,761	$1,226,743

Net deferred loan origination costs included in the table above were $1.7 million and $1.6 million as of December 31, 2023 and 2022, respectively.

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

The Company originates multi-family residential real estate, nonresidential real estate, commercial loans, commercial leases and equipment finance transactions, and a limited quantity of construction and land loans. We originated one-to-four family residential real estate loans until December 31, 2017. We also occasionally purchase and sell loan participations. The following briefly describes our principal loan products.

Multi-family Residential Real Estate

Multi-family residential real estate loans generally are secured by multi-family rental properties such as apartment buildings or mixed-use properties, including subsidized apartment units. In general, loan amounts range between $500,000 and $8.5 million at December 31, 2023. Approximately 40% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market in excess of 25% of our loan portfolio outside of our primary market area. In underwriting multi-family residential real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family residential loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan; however, the first lien is typically limited to 65% loan-to-value (“LTV”) or lower, with a second-lien loan permitted up to 80% LTV. Personal guarantees are usually obtained on multi-family residential real estate loans. The Company requires title insurance insuring the priority of our lien on real estate collateral, fire and extended coverage casualty insurance, and, if appropriate, flood insurance.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Loans secured by multi-family residential real estate generally involve a greater degree of credit risk as a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced below acceptable thresholds, the borrower’s ability to repay the loan may be impaired.

Nonresidential Real Estate

The Company originates nonresidential real estate loans principally secured by first liens on non-owner occupied or owner-occupied commercial real estate including light industrial/flex buildings, shopping centers, community office buildings and mixed-use developments and, to a much lesser extent, more specialized properties such as nursing homes and other healthcare facilities.  Substantially all of our nonresidential real estate loans are secured by properties located in our primary market area.

The Company emphasizes nonresidential real estate loans with initial principal balances between $500,000 and $7.5 million. The Company’s nonresidential real estate loans are generally written as balloon mortgages with maturities of three or five years. Amortization on these loans is typically based on 20- to 30-year schedules. The Company also originates some 15-year fixed-rate, fully amortizing loans.

In the underwriting of nonresidential real estate loans, the Company generally lends up to 80% of the property’s appraised value, however, the first lien is typically limited to 65% LTV or lower, with a second-lien loan permitted up to 80% LTV.  Decisions to lend are based on the economic viability of the property as the primary source of repayment and the creditworthiness of the borrower. In evaluating a proposed nonresidential real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually pursued and obtained from nonresidential real estate borrowers. The Company requires title insurance insuring the priority of our lien on real estate collateral and fire and extended coverage casualty insurance.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The Company conducts equipment finance transactions for state and local governments, publicly-traded companies with and without public debt ratings, privately-held companies, and small businesses. In general, the Company conducts software finance transactions only for investment-grade State government or investment-grade corporate obligors. The Company discontinued equipment finance and software finance transactions with the U.S. Government in the first quarter of 2023 due to the government’s failure to timely remit scheduled payments on two transactions in 2023, for which the Company is now pursuing remedies under the Contract Disputes Act of 1978. Generally, the Company’s equipment finance transactions are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment; however, licenses for software essential for the operation of financed equipment, or to the operations of the obligor, are also eligible for financing. Generally, equipment finance transactions have a maximum maturity of five years, repaid on a fully-amortizing basis.  Our total equipment finance portfolio as of December 31, 2023 was $303.3 million.  We have $82.3 million in total equipment or software finance credit exposure to 26 departments or agencies of the U.S. Government, of which the ten largest exposures total $71.5 million, with a portfolio average credit exposure amount of $3.2 million at December 31, 2023.  We have $50.0 million in total equipment or software finance credit exposure to 61 state or local governments, of which the ten largest exposures total $33.4 million, with a portfolio average amount of $819,000 at December 31, 2023.  We have $138.8 million in total commercial equipment finance transactions to 191 corporate and middle-market obligors, with the ten largest exposures totaling $50.9 million, with a portfolio average amount of $727,000 at December 31, 2023. We have $32.2 million in total small business equipment finance credit exposure to 608 obligors, with a portfolio average amount of $53,000 at December 31, 2023.

Commercial Finance

The Company lends money to finance small- and medium-size businesses for working capital purposes on a national basis.  The Company offers traditional commercial lines of credit, asset-based lines of credit and accounts receivable factoring to companies in manufacturing, distribution/logistics, health care and professional services sectors, including contractors of the U.S. Government; however, not all types of commercial finance credit facilities are presently available to all business sectors.  Commercial finance borrowers are typically subject to more stringent liquidity and collateral underwriting, and ongoing credit monitoring practices, than traditional commercial bank credit borrowers.  Generally, commercial finance transactions have a maximum maturity of two years.  The maximum outstanding credit commitment to any commercial finance borrower is $24 million, however, the average commercial finance credit commitment was $814,000 at December 31, 2023 .

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

Allowance for Credit Losses - Loans

The following table represents the activity in the ACL by class of loans:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2023
Beginning balance, prior to adoption of ASC 326	$281	$4,017	$1,234	$2,548	$49	$8,129
Impact of adopting ASC 326	99	630	66	1,122	(10)	1,907
Beginning balance, after adoption of ASC 326	380	4,647	1,300	3,670	39	10,036
Provision for (recovery of) credit losses	(129)	(118)	(134)	732	44	395
Loans charged off	(1)	—	—	(2,176)	(52)	(2,229)
Recoveries	45	20	—	77	1	143
	$295	$4,549	$1,166	$2,303	$32	$8,345

December 31, 2022
Beginning balance	$331	$3,377	$1,311	$1,652	$44	$6,715
Provision for credit losses	15	620	111	1,032	50	1,828
Loans charged off	(76)	—	(192)	(156)	(61)	(485)
Recoveries	11	20	4	20	16	71
	$281	$4,017	$1,234	$2,548	$49	$8,129

As of December 31, 2023 we had $335,000 recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method. Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2023
Loans:
Loans individually evaluated	$67	$—	$—	$21,982	$—	$22,049
Loans collectively evaluated	18,878	527,460	118,016	371,339	1,364	1,037,057
	$18,945	$527,460	$118,016	$393,321	$1,364	$1,059,106
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	295	4,549	1,166	2,303	32	8,345
	$295	$4,549	$1,166	$2,303	$32	$8,345

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2022
Loans:
Loans individually evaluated	$752	$473	$—	$1,487	$—	$2,712
Loans collectively evaluated	22,381	536,921	119,705	551,569	1,584	1,232,160
	$23,133	$537,394	$119,705	$553,056	$1,584	$1,234,872
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	281	4,017	1,234	2,548	49	8,129
	$281	$4,017	$1,234	$2,548	$49	$8,129

Individually Evaluated  Loans

The following tables present loans individually evaluated by class of loans:

	Loan Balance	Recorded Investment	Partial Charge- off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2023
With no related allowance recorded
One-to-four family residential real estate	$66	$67	$—	$—	$76	$4
Commercial loans and leases	24,036	21,982	469	—	16,542	35
	$24,102	$22,049	$469	$—	$16,618	$39

December 31, 2022
With no related allowance recorded
One-to-four family residential real estate	$752	$752	$—	$—	$1,143	$29
Multi-family residential real estate	473	473	—	—	590	27
Commercial loans and leases	1,606	1,487	49	—	445	47
	$2,831	$2,712	$49	$—	$2,178	$103

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Nonaccrual loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual Loans	Loans Past Due Over 90 Days, still accruing
December 31, 2023
One-to-four family residential real estate	$37	$—
Commercial loans and leases	21,294	1,007
	$21,331	$1,007
December 31, 2022
One-to-four family residential real estate	$92	$—
Commercial loans and leases	1,310	238
Consumer	5	—
	$1,407	$238

Nonaccrual loans and individually evaluated loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans individually evaluated.

The Company’s reserve for uncollected loan interest was $1.4 million and $38,000 at December 31, 2023 and 2022, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by portfolio segment:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2023
One-to-four family residential real estate loans	$12	$18	$—	$30	$37	$18,878	$18,945
Multi-family residential real estate:
Senior notes	—	—	—	—	—	485,281	485,281
Junior notes	—	—	—	—	—	42,179	42,179
Nonresidential real estate:
Owner occupied	—	—	—	—	—	20,901	20,901
Non-owner occupied	—	—	—	—	—	97,115	97,115
Commercial loans and leases:
Commercial	234	26	666	926	2,285	208,770	211,981
Equipment finance - Government	3,147	5,028	—	8,175	18,956	105,134	132,265
Equipment finance - Corporate Investment-grade	7	—	341	348	53	48,674	49,075
Consumer	8	5	—	13	—	1,351	1,364
	$3,408	$5,077	$1,007	$9,492	$21,331	$1,028,283	$1,059,106

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2022
One-to-four family residential real estate loans	$411	$19	$—	$430	$92	$22,611	$23,133
Multi-family residential real estate:
Senior notes	31	—	—	31	—	494,957	494,988
Junior notes	—	—	—	—	—	42,406	42,406
Nonresidential real estate:
Owner occupied	—	—	—	—	—	22,617	22,617
Non-owner occupied	—	—	—	—	—	97,088	97,088
Commercial loans and leases:
Commercial	2,424	336	111	2,871	1,310	279,272	283,453
Equipment finance - Government	2,034	5,106	—	7,140	—	204,443	211,583
Equipment finance - Corporate Investment-grade	—	81	127	208	—	57,812	58,020
Consumer	12	4	—	16	5	1,563	1,584
	$4,912	$5,546	$238	$10,696	$1,407	$1,222,769	$1,234,872

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

During the year ended December 31, 2023, the Company had no loan modifications that meet the definition described in ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” for additional reporting.

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

Based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2023
One-to-four family residential real estate	$18,492	$144	$—	$272	$37	$18,945
Multi-family residential real estate	518,538	7,589	1,333	—	—	527,460
Nonresidential real estate	114,155	3,861	—	—	—	118,016
Commercial loans and leases	340,623	16,761	10,587	4,056	21,294	393,321
Consumer	1,349	7	5	3	—	1,364
	$993,157	$28,362	$11,925	$4,331	$21,331	$1,059,106

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2022
One-to-four family residential real estate	$22,648	$62	$4	$327	$92	$23,133
Multi-family residential real estate	534,253	3,141	—	—	—	537,394
Nonresidential real estate	116,635	3,070	—	—	—	119,705
Commercial loans and leases	523,889	22,299	1,517	4,041	1,310	553,056
Consumer	1,559	12	4	4	5	1,584
	$1,198,984	$28,584	$1,525	$4,372	$1,407	$1,234,872

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
December 31, 2023

One-to-four family residential real estate loans:
Risk-rating
Pass	$489	$—	$—	$130	$—	$14,069	$3,804	$18,492
Watch	—	—	—	—	—	144	—	144
Substandard	—	—	—	—	—	127	145	272
Nonaccrual	—	—	—	—	—	16	21	37
	$489	$—	$—	$130	$—	$14,356	$3,970	$18,945
One-to-four family residential real estate loans:
Current period gross charge-offs	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Current period recoveries	—	—	—	—	—	45	—	45
	$—	$—	$—	$—	$—	$44	$—	$44
Multi-family residential real estate:
Risk rating
Pass	$43,386	$210,878	$108,563	$57,480	$22,064	$67,432	$8,735	$518,538
Watch	—	647	4,104	263	—	2,575	—	7,589
Special mention	118	1,215	—	—	—	—	—	1,333
	$43,504	$212,740	$112,667	$57,743	$22,064	$70,007	$8,735	$527,460
Multi-family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$20	$—	$20
	$—	$—	$—	$—	$—	$20	$—	$20
Nonresidential real estate:
Risk rating
Pass	$17,618	$50,898	$20,436	$7,787	$9,024	$8,288	$104	$114,155
Watch	—	2,358	1,503	—	—	—	—	3,861
	$17,618	$53,256	$21,939	$7,787	$9,024	$8,288	$104	$118,016
Commercial loans and leases:
Risk rating
Pass	$43,972	$130,444	$62,280	$32,633	$3,028	$1,379	$66,887	$340,623
Watch	6,043	7,171	748	371	—	—	2,428	16,761
Special mention	—	—	—	—	—	—	10,587	10,587
Substandard	—	666	—	22	—	—	3,368	4,056
Nonaccrual	11	20,204	524	555	—	—	—	21,294
	$50,026	$158,485	$63,552	$33,581	$3,028	$1,379	$83,270	$393,321
Commercial loans and leases:
Current period gross charge-offs	$(20)	$(1,850)	$—	$(306)	$—	$—	$—	$(2,176)
Current period recoveries	—	—	37	40	—	—	—	77
	$(20)	$(1,850)	$37	$(266)	$—	$—	$—	$(2,099)
Consumer:
Risk rating
Pass	$336	$8	$140	$80	$247	$—	$538	$1,349
Watch	—	—	—	—	—	—	7	7
Special mention	—	—	—	—	—	—	5	5
Substandard	—	—	—	—	—	—	3	3
	$336	$8	$140	$80	$247	$—	$553	$1,364
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(52)	$(52)
Current period recoveries	—	—	—	—	—	—	1	1
	$—	$—	$—	$—	$—	$—	$(51)	$(51)

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

Assets are classified as foreclosed when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Other foreclosed assets received in satisfaction of borrowers’ debt are initially recorded at fair value of the asset less estimated costs to sell.

	December 31, 2023			December 31, 2022
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance
Other real estate owned	$472	$(67)	$405	$472	$—	$472
Other foreclosed assets	2,416	(44)	2,372	4	—	4
	$2,888	$(111)	$2,777	$476	$—	$476

The following represents the roll forward of foreclosed assets:

	At and For the Years Ended December 31,
	2023	2022
Beginning balance	$476	$725
New foreclosed assets	2,859	791
Valuation adjustments	(111)	(31)
Valuation reductions from sales	—	258
Direct write-downs	(70)	—
Sales	(377)	(1,267)
Ending balance	$2,777	$476

Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2023	2022
Beginning balance	$—	$227
Additions charged to expense	111	31
Reductions from sales	—	(258)
Ending balance	$111	$—

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2023 and 2022.  At December 31, 2023, other foreclosed assets consisted of vehicles and machinery repossessed in connection with equipment finance leases.  At December 31, 2023, the balance of OREO includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property without title.

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

	December 31,
	2023	2022
Land and land improvements	$11,730	$12,518
Buildings and improvements	30,044	32,497
Furniture and equipment	10,807	10,793
Computer equipment	5,197	5,267
	57,778	61,075
Accumulated depreciation	(34,828)	(36,119)
	$22,950	$24,956

Depreciation of premises and equipment was $2.1 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - LEASES

The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	December 31, 2023	December 31, 2022
Operating Lease Right of Use Asset:
Gross carrying amount		$7,671	$7,671
New lease obligation		1,354	—
Accumulated amortization		(5,082)	(3,964)
Net recorded value	Other assets	$3,943	$3,707

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$3,943	$3,707

Lease amortization expense was $1.1 million and $1.2 million for the years ended  December 31, 2023 and 2022, respectively.  At December 31, 2023, the weighted-average remaining lease term for the Company's operating leases was 5.8 years and the weighted-average discount rate used in the measurement of the Company's operating lease liabilities was 3.24%.  For each operating lease, the discount rate is the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term at inception.

	For the year ended December 31, 2023	For the year ended December 31, 2022
Lease cost:
Operating lease cost	$1,118	$1,170
Short-term lease cost	138	114
Sublease income	(25)	(28)
Total lease cost	$1,231	$1,256

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,304	$1,296

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at December 31, 2023. Future minimum payments on shorter term leases are excluded as the amounts are insignificant.

Twelve months ending December 31,
2024	$1,131
2025	992
2026	948
2027	322
2028	329
Thereafter	1,071
Total future minimum operating lease payments	4,793
Amounts representing interest	(850)
Present value of net future minimum operating lease payments	$3,943

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - DEPOSITS

Composition of deposits is as follows:

	December 31,
	2023	2022
Noninterest-bearing demand deposits	$260,851	$280,625
Interest-bearing NOW accounts	306,548	400,416
Money market accounts	297,074	302,863
Savings deposits	174,759	204,506
Certificates of deposit	222,391	186,524
	$1,261,623	$1,374,934

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $29.4 million and $24.0 million at December 31, 2023 and 2022, respectively.

Scheduled maturities of certificates of deposit for the next five years as of December 31, 2023 are as follows:

2024	$174,923
2025	42,276
2026	3,952
2027	108
2028	1,132
$222,391

NOTE 9 — BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	December 31,
	2023		2022
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLB, due September 16, 2024	4.55%	$5,000	—%	$—
Fixed-rate advance from FHLB, due March 17, 2025	4.27%	5,000	—%	—
Fixed-rate advance from FHLB, due September 17, 2025	4.20%	5,000	—%	—
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000	—%	—
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	—%	—
Subordinated notes, due May 15, 2031	3.75%	19,678	3.75%	19,634
Line of credit, due March 29, 2024	8.00%	—	6.75%	—

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90 days delinquent to secure advances from the FHLB. All of the Bank’s FHLB common stock is pledged as additional collateral for these advances. At December 31, 2023, $12.1 million and $385.7 million of first mortgage and multi-family residential real estate loans, respectively, collateralized potential advances. At December 31, 2023, we had the ability to borrow an additional $341.6 million under our credit facilities with the FHLB. We also have the ability to pledge U.S. Treasury Notes and U.S. government-sponsored agencies of $144.9 million for FHLB advances.  The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2023 and 2022, there was no outstanding balance on these lines.

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At December 31, 2023 and 2022 there were $322,000 and $366,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 29, 2024.  The line of credit had no outstanding balance at  December 31, 2023 and 2022.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax expense is as follows:

	For the years ended December 31,
	2023	2022
Current expense	$3,012	$3,578
Deferred expense	347	(237)
Total income tax expense	$3,359	$3,341

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 21% for 2023 and 2022, to the income tax expense in the Consolidated Statements of Operations follows:

	For the years ended December 31,
	2023	2022
Expense computed at the statutory federal tax rate	$2,678	$2,905
State and local taxes, net of federal income tax effect	633	501
Other, net	48	(65)
	$3,359	$3,341
Effective income tax rate	26.34%	24.15%

Retained earnings at December 31, 2023 and 2022 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

The net deferred tax asset is as follows:

	December 31,
	2023	2022
Gross deferred tax assets
Allowance for credit losses	$2,170	$2,114
Alternative minimum tax and net operating loss carryforwards	3,832	3,886
Lease liability	1,025	964
Other	1,349	1,231
Unrealized loss on securities	922	2,147
	9,298	10,342
Gross deferred tax liabilities
Net deferred loan origination costs	(1,051)	(1,095)
Purchase accounting adjustments	(1,369)	(1,421)
Right of use asset	(1,025)	(964)
Fixed assets	(1,032)	(1,061)
Other	(309)	(321)
	(4,786)	(4,862)
	$4,512	$5,480

As of December 31, 2023 and 2022, the Company’s net deferred tax asset (“DTA”) was $4.5 million and $5.5 million, respectively.

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

The Company’s ability to realize the DTA is dependent upon the generation of future taxable income during the periods in which the tax attributes underlying the DTA become deductible. The amount of the DTA that will ultimately be realized will be impacted by the Company’s future taxable income, any changes to the many variables that could impact future taxable income and the then applicable corporate tax rate. No valuation allowance was required at  December 31, 2023 and 2022.

At December 31, 2023, the Company had a federal net operating loss carryforward of $6.7 million relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, and will begin to expire in 2030, and $225,000 of alternative minimum tax credit carryforward that does not expire and is subject to utilization limitations under Section 382 of the Internal Revenue Code. At December 31, 2023, the Company had a state net operating loss carryforward for the State of Illinois of $44.3 million, which will begin to expire in 2031 and fully expires in 2033.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2023	2022
Beginning of year	$305	$283
Additions based on tax positions related to the current year	63	67
Additions for tax positions of prior years	29	6
Reductions due to the statute of limitations and reductions for tax positions of prior years	(73)	(51)
End of year	$324	$305

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2023 and 2022, the Company had immaterial amounts accrued for potential interest and penalties.  If recognized, the entire amount of unrecognized tax benefits would affect the effective tax rate.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the various states where the Company does business. The Company is no longer subject to examination by the federal taxing authorities for years before 2020 and the Illinois taxing authorities for years before 2020.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%.  As of December 31, 2023, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2023
Community Bank Leverage Ratio	$161,037	10.85%	$133,577	9.00%
December 31, 2022
Community Bank Leverage Ratio	$165,252	10.31%	$144,288	9.00%

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 12 – EMPLOYEE BENEFIT PLAN

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $333,000 and $274,000 were made for the years ended December 31, 2023 and 2022, respectively.

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

	December 31,
	2023	2022
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$1,829	$24,524
Standby letters of credit	7,566	7,577
Unused lines of credit	123,452	129,607

Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loan commitments totaled $917,000 with interest rates ranging from 5.10% to 8.93% and maturities ranging from 29 months to 5 years.

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

Premises held-for-sale:    At the time of transfer to held-for sale, these assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. These assets are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  During 2023, we recorded additional valuation adjustments of $49,000 on our Hazel Crest branch office based on the purchase price reflected in the pending sale agreement for the facility.

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2023
Securities:
Certificates of deposit	$—	$29,513	$—	$29,513
Municipal securities	—	934	—	934
U.S. Treasury Notes	112,508	—	—	112,508
U.S. government-sponsored agencies	—	35,391	—	35,391
Mortgage-backed securities - residential	—	3,367	—	3,367
Collateralized mortgage obligations - residential	—	1,003	—	1,003
	$112,508	$70,208	$—	$182,716

December 31, 2022
Securities:
Certificates of deposit	$—	$2,233	$—	$2,233
Municipal securities	—	225	—	225
U.S. Treasury Notes	163,103	—	—	163,103
U.S. government-sponsored agencies	—	39,699	—	39,699
Mortgage-backed securities - residential	—	3,881	—	3,881
Collateralized mortgage obligations – residential	—	1,197	—	1,197
	$163,103	$47,235	$—	$210,338

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

December 31, 2023
Other real estate owned	$—	$—	$405	$405
Other foreclosed assets	—	—	387	387

At December 31, 2023 and December 31, 2022 there were no individually evaluated loans that were measured using the fair value of the collateral for collateral– dependent loans and which had specific valuation allowances.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUE (continued)

Foreclosed assets are carried at the lower of cost or fair value less costs to sell. At December 31, 2023, other real estate owned has a carrying value of $472,000 less a valuation allowance of $67,000, or $405,000, and other foreclosed assets has a carrying value of $431,000 less a valuation allowance of $44,000, or $387,000. At December 31, 2022 there were no foreclosed assets with valuation allowances. There was $111,000 of valuation adjustments of foreclosed assets recorded for the year ended December 31, 2023 compared to $31,000 of valuation adjustments of foreclosed assets recorded for the year ended December 31, 2022.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2023
Other real estate owned	$405	Sales comparison	Discount applied to valuation	10.0%
Other foreclosed assets	$387	Sales comparison	Discount applied to valuation	6.2%

In January 2023, we completed the previously disclosed closings of our Hazel Crest and Naperville branch offices. At the time of transfer, we recorded a $553,000 valuation adjustment on bank premises held-for-sale. During the remainder of the year ended December 31, 2023, we recorded an additional valuation adjustment of $49,000 on our Hazel Crest branch office based on the purchase price reflected in the pending sale agreement for the facility.

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at December 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$178,484	$177,169	$1,315	$—	$178,484
Securities	182,716	112,508	70,236	—	182,744
Loans receivable, net of allowance for credit losses	1,050,761	—	—	997,897	997,897
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	7,542	475	500	6,567	7,542
Financial liabilities
Certificates of deposit	222,391	—	220,222	—	220,222
Borrowings	25,000	—	24,960	—	24,960
Subordinated notes	19,678	—	17,698	—	17,698

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$66,771	$65,967	$804	$—	$66,771
Securities	210,338	163,103	47,230	—	210,333
Loans receivable, net of allowance for credit losses	1,226,743	—	—	1,198,616	1,198,616
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	7,338	514	477	6,347	7,338
Financial liabilities
Certificates of deposit	186,524	—	182,398	—	182,398
Subordinated notes	19,634	—	17,800	—	17,800

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

	For the years ended December 31,
	2023	2022
Deposit service charges and fees	3,318	$3,271
Loan servicing fees (1)	532	590
Trust and insurance commissions and annuities income	1,280	1,153
Losses on sales of securities (1)	(454)	—
Gain on sale of premises and equipment	9	—
Valuation adjustment on bank premises held-for-sale (1)	(602)	—
Loss on bank-owned life insurance (1)	(346)	(39)
Bank-owned life insurance death benefit (1)	—	446
Other (1)	680	555
Total noninterest income	$4,417	$5,976

(1)	Not within the scope of ASC 606

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income for the years ended December 31, 2023 and 2022 was $1.3 million and $1.4 million, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the years ended December 31, 2023 and 2022 were not financed by the Company.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2023 and 2022 and for the two years then ended are as follows:

Condensed Statements of Financial Condition

	December 31,
	2023	2022
Assets
Cash in subsidiary	$7,273	$8,512
Due from other financial institutions	7,000	—
Investment in subsidiary	158,748	160,446
Deferred tax asset	624	595
Other assets	1,542	1,868
	$175,187	$171,421
Liabilities and Stockholders' Equity
Subordinated notes, net of unamortized issuance costs	$19,678	$19,634
Accrued expenses and other liabilities	126	116
Total stockholders’ equity	155,383	151,671
	$175,187	$171,421

Condensed Statements of Operations

	For the years ended December 31,
	2023	2022
Dividends from subsidiary	$14,700	$12,500
Interest expense	794	794
Other expense	1,689	1,619
Income before income tax and undistributed subsidiary excess distributions	12,217	10,087
Income tax benefit	(642)	(625)
Income before equity in undistributed subsidiary excess distributions	12,859	10,712
Equity in undistributed subsidiary (excess distributions)	(3,466)	(218)
Net income	$9,393	$10,494

Condensed Statements of Cash Flows

	For the years ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$9,393	$10,494
Adjustments:
Amortization	44	44
Equity in undistributed subsidiary excess distributions	3,466	218
Change in other assets	297	(374)
Change in accrued expenses and other liabilities	10	16
Net cash from operating activities	13,210	10,398
Cash flows used in financing activities
Repurchase and retirement of common stock	(2,393)	(4,866)
Cash dividends paid on common stock	(5,056)	(5,231)
Net cash used in financing activities	(7,449)	(10,097)
Net change in cash and cash equivalents	5,761	301
Beginning cash and cash equivalents	8,512	8,211
Ending cash and cash equivalents	$14,273	$8,512

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(c) Changes in internal controls.

There were no changes made in our internal controls over financial reporting during the fourth quarter of 2023 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1 and 31.2 to this Annual Report.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Election of Directors; Information with Respect to Directors and Executive Officers.”

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

(A)	Report of Independent Registered Accounting Firm (PCAOB ID: 49)

(B)	Consolidated Statements of Financial Condition at December 31, 2023 and 2022

(C)	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on November 4, 2014
4.1	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
4.2	Description of Registrant's Securities	Exhibit 4.2 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 5, 2020
10.1	Amended and Restated Employment Agreement by and among BankFinancial Corporation and F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.2	Amended and Restated Employment Agreement by and among BankFinancial, NA and F. Morgan Gasior	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.3	Amended and Restated Employment Agreement by and among BankFinancial Corporation and Paul A. Cloutier	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.4	Amended and Restated Employment Agreement by and among BankFinancial, NA and Paul A. Cloutier	Exhibit 10.4 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.5	Employment Agreement by and among BankFinancial, NA and Marci L. Slagle	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on February 22, 2023
10.6	Amended and Restated Employment Agreement by and among BankFinancial, NA and John G. Manos	Exhibit 10.6 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 9, 2023

	Exhibit	Location
14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006
21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
23.1	Consent of RSM US LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
97	Policy related to recovery of erroneously awarded compensation	Filed herewith
101

The following financial statements from the BankFinancial Corporation Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv)consolidated statements of changes in stockholders' equity, (v)consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION
Date:	March 1, 2024	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	March 1, 2024
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	March 1, 2024
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	March 1, 2024
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	March 1, 2024
Cassandra J. Francis

/s/ John M. Hausmann	Director	March 1, 2024
John M. Hausmann

/s/ Benjamin Mackovak	Director	March 1, 2024
Benjamin Mackovak

/s/ Aaron J. O'Connor	Director	March 1, 2024
Aaron J. O'Connor

/s/ Terry R. Wells	Director	March 1, 2024
Terry R. Wells

/s/ Glen R. Wherfel	Director	March 1, 2024
Glen R. Wherfel

/s/ Debra R. Zukonik	Director	March 1, 2024
Debra R. Zukonik