Form 10-K/A
period 2023-12-31
BankFinancial CORP
filed 2024-04-16
CIK 1303942

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

At  February 28, 2024, there were 12,460,678 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

BankFinancial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 1, 2024. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On February 7, 2024, the Board of Directors of BankFinancial Corporation (the “Company”) expanded its size to eight members from six members, and elected Aaron J. O’Connor and Benjamin Mackovak to the Company’s Board of Directors to fill the vacancies created by the increase in the size of the Board of Directors, effective immediately. The Board of Directors is divided into three classes. The bylaws of the Company establish the initial terms of office for each class of directors and provide that directors are elected for a term of office that will expire at the third succeeding Annual Meeting of Stockholders following their election, with each director to hold office until their successor is duly elected and qualifies.

As described in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2024, the Company entered into a Standstill Agreement with Strategic Value Bank Partners, LLC, Strategic Value Investors LP and Benjamin Mackovak. Under the Standstill Agreement and subject to the terms and conditions set forth therein, the Company agreed, among other things, that its board of directors will appoint Mr. Mackovak to serve as a director of the Company in the class of directors with a term expiring at the Company’s 2026 Annual Meeting.

The following table sets forth certain information regarding the members of the Board of Directors, including their years of service and terms of office. Except as indicated in this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of the Company, there are no arrangements or understandings between any of the directors or nominees and any other person pursuant to which such directors or nominees were selected.

		Director	Term of Class
Name	Position(s) Held in the Company	Since (1)	to Expire
Cassandra J. Francis	Director	2006	2027
Terry R. Wells	Director	1994	2027
John M. Hausmann, C.P.A.	Director	1990	2025
Aaron J. O'Connor	Director	2024	2025
Glen R. Wherfel, C.P.A.	Director	2001	2025
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	1983	2026
Benjamin Mackovak	Director	2024	2026
Debra R. Zukonik	Director	2020	2026

(1)
Denotes the earlier of the year the individual became a director of the Bank or the year the individual became a director of the Company or its predecessors, BankFinancial MHC and BankFinancial Corporation, the federal corporation. Messrs. Gasior, Hausmann and Wells have each served as a director of the Company since its formation in 2004. Mr. Wherfel and Ms. Francis were appointed to the Board of Directors of the Company in 2006.  Ms. Zukonik joined as a director of the Company in 2020.  Messrs. Mackovak and O'Connor joined as directors of the Company in 2024.

The business experience for at least the past five years of each member of the Board of Directors is set forth, with age information as of December 31, 2023. The biographies also contain information regarding the person’s experience and the experiences, qualifications, attributes or skills that caused the Corporate Governance and Nominating Committee and the Board of Directors to determine that the person should serve as a director.

Cassandra J. Francis. Age 58. Ms. Francis is self-employed as the sole proprietor of KARIATID since 2009, which provides real estate and construction-related strategic planning, management, and program and project advisory services to public, private and non-profit organizations. Ms. Francis is also President of BOCA Enterprises, Inc. and President of  Michiana Enterprises, real estate management companies. Ms. Francis previously served as the Chief Real Estate and Development Officer of the South Shore Line Railroad / Northern Indiana Commuter Transportation District and as the President and CEO of Friends of the Parks. She was also an Executive Director of Clayco, Inc., a national design-build construction firm and the Director of Olympic Village Development for Chicago’s bid to host the 2016 Summer Olympic and Paralympic Games. She has also held various management positions, including Senior Vice President with U.S. Equities Development, L.L.C. from 1995 to 2008. Ms. Francis is a Fellow of the American Institute of Certified Planners, a Fellow of RICS (The Royal Institution of Chartered Surveyors), a Fellow of the Chartered Institute of Arbitrators, and is an admitted member of the Counselors of Real Estate, the professional consulting arm of the National Association of Realtors. She is certified as both an international commercial arbitrator and as a civil commercial mediator. Ms. Francis is a LEED Accredited Professional and is licensed as a real estate managing broker in the States of Illinois and Indiana. She formerly served as Liaison Vice Chair of the Counselors of Real Estate, Vice President of the International Board of Governors of Lambda Alpha International, an honorary land economics society and formerly served on the Chicago Advisory Board of the Urban Land Institute. Ms. Francis is a member of the Community and Environmental and the Human Resources Committees of the Company.

Ms. Francis brings to the Board, among other skills and qualifications, substantial experience in urban planning and commercial real estate development and operations, with particular emphasis in retail development and leasing. She also has extensive experience with commercial real estate finance and valuations, particularly in Midwestern markets.

F. Morgan Gasior. Age 60. Mr. Gasior has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation in 2004, and of the Bank since 1989, and as a director of the Bank since 1983. He held the same positions with the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Gasior has been employed by the Bank in a variety of positions since 1984, and became a full-time employee in 1988 when he was appointed as Executive Vice President and Chief Operating Officer. Mr. Gasior is licensed as an attorney in the States of Illinois and Michigan, but he does not actively practice law.

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

John M. Hausmann, C.P.A. Age 68. Mr. Hausmann has been a self-employed certified public accountant since 1980, until he retired in 2022. Prior to that time, he was an accountant with Arthur Andersen. Mr. Hausmann is a member of the Illinois Certified Public Accountant Society. He has been a director of the Company since its formation in 2004, and of the Bank since 1990. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Hausmann is the Chairman of the Audit Committee of the Company and is a member of the Executive, the Corporate Governance and Nominating and the Human Resources Committees of the Company.

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

Benjamin Mackovak. Age 42.  Mr. Mackovak is the Co-Founder and Managing Member of Strategic Value Bank Partners, an investment partnership specializing in community banks, since 2015. Prior to Strategic Value Bank Partners, Mr. Mackovak was the Founder and Portfolio Manager of Cavalier Capital, an investment firm based in Cleveland, Ohio, from 2012 to 2015. Mr. Mackovak was the Senior Analyst at Rivanna Capital, an investment firm based in Charlottesville, Virginia from 2006 to 2012. Mr. Mackovak worked at First American Trust as an Associate Portfolio Manager, an investment firm based in Newport Beach, California from 2004 to 2005. Mr. Mackovak began his career at Merrill Lynch.

Mr. Mackovak currently serves on the Board of Directors for People’s Bank of Commerce, Community Bank of the Bay, and Keystone Bank. Previously, he served on the Board of United Security Bancshares, First South Bancorp, Peak Bancorp, Foothills Community Bank, and First State Bank of Colorado. In his experience as a bank director, Mr. Mackovak has served on the Compensation Committee, Loan Committee, Corporate Governance Committee, Nominating Committee, ALCO Committee, Strategic Committee, IT Committee,  M&A Committee, and Audit Committee of various community banks. In addition to serving on bank boards, Mr. Mackovak also serves on the Board of Directors for the Great Lakes Science Center.

Mr. Mackovak brings to the Board his experience as a director of other banks and his financial expertise.

Aaron J. O'Connor, C.P.A. Age 49. Mr. O'Connor is a partner and founder of the accounting firm Bridge CPA LLC, a full-service CPA firm providing audit, tax and business advisory services.  Mr. O'Connor has over 25 years of public accounting experience, mainly providing audit/attestation and business consulting services. During this time, he has worked with clients of all sizes, from start-ups to helping take companies public on the NASDAQ and TSX. Mr. O'Connor's clients have been in financial services, manufacturing, distribution, and professional services. Mr. O'Connor's public accounting experience includes audit partner responsibilities with PKF Mueller from 2020 to 2023, and Crowe LLP from 2004 to 2019. Mr. O’Connor has been a member of the Board of Directors of the Bank since 2023.

Mr. O'Connor brings to the Board, among other skills and qualifications, a comprehensive understanding of accounting, auditing and taxation principles based on his many years of experience as a certified public accountant.

Terry R. Wells. Age 65. Mr. Wells has served as the Mayor of the Village of Phoenix, Illinois since 1993, and he currently serves as President of the Southland Regional Mayoral Black Caucus.  He is also a member of the Board of Directors of Pace, a Division of the Regional Transportation Authority (Illinois), and the Chairman of the Board of South Suburban College. Mr. Wells has served as President of the South Suburban Mayors and Managers Association. Mr. Wells retired in 2019 after 35 years teaching history at the secondary school level.  He has been a director of the Company since its formation in 2004, and of the Bank since 1994. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Wells is a member of the Executive Committee, the Audit Committee, the Human Resources Committee and the Chairman of the Community and Environmental Committee of the Company.

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

Glen R. Wherfel, C.P.A. Age 74. Mr. Wherfel has been a principal in the accounting firm of Wherfel & Associates since 1984 and President of Park Data Incorporated since 1980. Mr. Wherfel was a director of Success National Bank from 1993 to 2001, and of Success Bancshares from 1998 to 2001. He was the Chairman of Success National Bank’s Loan Committee and a member of its Asset Liability Management Committee. The Company acquired Success Bancshares and Success National Bank in 2001. Mr. Wherfel is a member of the Audit Committee and the Chairman of the Human Resources Committee of the Company.  He is also the Chairman of the Corporate Governance and Nominating Committee, and as such, currently serves as the Lead Director of the Company.

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

Debra R. Zukonik. Age 61. Ms. Zukonik is the co-owner and Chief Credit Officer of Dare Capital Partners, LLC, which provides asset-based lending and accounts receivable factoring to selected small and medium-size businesses, and co-investment in asset-based lending or accounts receivable factoring facilities to selected financial institutions.  Ms. Zukonik is a co-owner of NN6, LLC, which is a technology company providing specialty report capabilities for factoring software and a co-owner of Horizon ProMed, LP, which is a commercial real estate investment company.  Ms. Zukonik is also a co-owner of FactorHelp, Inc., which is a factoring consulting firm, and a co-owner of Factor Solutions, LLC, which provides servicing for factoring transactions. Ms. Zukonik is a member of the Board of Directors of the American Factoring Association, and is a former member of the Advisory Board of the International Factoring Association, having served four times in the past 20 years, and she previously served on the Executive Committee of the Commercial Finance Association Board of Directors.  Ms. Zukonik is a member of the Community and Environmental Committee of the Company.

Ms. Zukonik brings to the Board, among other skills and qualifications, substantial experience and expertise in the Commercial Finance industry with an extensive range of formal training and expertise in commercial credit and collections, underwriting, and financial and credit analysis.

Executive Officers Who Are Not Directors

Set forth below is information, with age information as of December 31, 2023, regarding the principal occupations for at least the past five years of the individuals who serve as executive officers of the Company and/or the Bank who are not directors of the Company or the Bank. All executive officers of the Company and the Bank are elected annually by their respective Boards of Directors and serve until their successors are elected and qualify. No executive officer identified below is related to any director or other executive officer of the Company or the Bank. Except as indicated elsewhere in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K, there are no arrangements or understandings between any officer identified below and any other person pursuant to which any such officer was selected as an officer.

Gregg T. Adams. Age 64. Mr. Adams has served as the President of the Marketing and Sales Division of the Bank since 2015 and was the Executive Vice President of the Marketing and Sales Division of the Bank from 2001 to 2015 and was the Senior Vice President of the Marketing and Sales Division from 2000 to 2001. Mr. Adams joined the Bank in 1986 and has served in various positions with the Bank and its former real estate subsidiary, Financial Properties, Inc., including as Vice President of Marketing Development. Mr. Adams is also a director of Financial Assurance Services, Inc.

Paul A. Cloutier, C.P.A. Age 60. Mr. Cloutier has served as the Chief Financial Officer and Treasurer of the Company since its formation in 2004, of the Bank since 1991, and of BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Cloutier also serves as the Executive Vice President of the Finance Division of the Company and the Bank. He is a registered certified public accountant in the State of Michigan and is a member of the American Institute of Certified Public Accountants. Prior to joining the Bank and its parent companies, he was a Senior Tax Associate with Coopers & Lybrand.

John G. Manos. Age 63. Mr. Manos has served as the President of the Bank’s Commercial Real Estate Lending Division since 2014, and was the Regional President of the Bank’s Southern Region from 2006 to 2014. He has held various positions with the Bank since 1999, including Senior Vice President, and Vice President and Senior Vice President of Regional Commercial Banking. Prior to joining the Bank, Mr. Manos was the Manager – Commercial Lending for Preferred Mortgage Associates.

Marci L. Slagle. Age 54.  Ms. Slagle has served as the President of the Bank's Equipment Finance Division since February 2020.  She manages the corporate and governmental, middle market and small ticket equipment finance and leasing departments.  Ms. Slagle is a Certified Lease Finance Professional (“CLFP”) with over 25 years’ experience in the commercial equipment leasing/finance industry. Ms. Slagle is a current member of the Equipment Finance and Lease Association Steering Committee – Middle Market Leasing, and she is also an Executive Committee member and past President of the CLFP Foundation.

Delinquent Section 16(a) Reports

The Company’s executive officers, directors and any beneficial owners of greater than 10% of the outstanding shares of the Company’s common stock are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Company’s common stock. SEC rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on the Company’s review of ownership reports required to be filed for the year ended December 31, 2023, Director O'Connor was one day late in filing a Form 3, and we believe that no other executive officer, director or 10% beneficial owner of shares of the Company’s common stock failed to file a required ownership report on a timely basis.

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

Recommendations for Director Nominees

There have been no changes to our procedures for stockholders to recommend director nominees since they were disclosed in our proxy statement for our 2023 Annual Meeting of Stockholders.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee, which was attached as Appendix A to the 2023 Proxy Statement.  As more fully described in the Audit Committee Charter, the Audit Committee reviews the records and affairs of the Company to determine its financial condition, reviews with management and the Company’s independent registered public accounting firm the systems of internal control over financial reporting, and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States. Each member of the Audit Committee is an “independent” director as defined in the listing standards of the NASDAQ Stock Market and Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board of Directors has determined that Messrs. Hausmann and Wherfel are qualified as “audit committee financial experts” as currently defined in the regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

NARRATIVE DISCUSSION OF EXECUTIVE COMPENSATION

Introduction

This Narrative Discussion of Executive Compensation describes the Company’s compensation philosophy and policies for 2023 as applicable to the executive officers named in the Summary Compensation Table (the “Named Executive Officers”). This section explains the structure and rationale associated with each material element of the Named Executive Officers’ compensation, and it provides context for the more detailed disclosure tables and specific compensation amounts provided in the following section. It is important to note that the Company and the Bank share an executive management team, members of the executive management team are compensated by the Bank rather than the Company and the Company reimburses the Bank for its services to the Company through intercompany expense allocations.

Role of the Human Resources Committee of the Board of Directors

Pursuant to its Charter, the Human Resources Committee of the Company is responsible for the execution of the Board of Directors’ responsibilities with respect to equity-based compensation, performance evaluation and succession planning for the Company’s Chief Executive Officer and other named executive officers of the Company.  The Human Resources Committee of the Bank is responsible for the execution of the responsibilities of the Board of Directors of the Bank with respect to cash-based compensation, employee benefits and perquisites, performance evaluation and succession planning for the Bank’s Chief Executive Officer, and other senior officers of the Bank. The Human Resources Committee of the Bank communicates its actions and decisions to the Human Resources Committee of the Company.  The Human Resources Committee of the Company is comprised of Messrs. Wherfel (Chairman), Hausmann and Wells and Ms. Francis, each of whom is expected to serve on the committee through the conclusion of the Company’s Annual Meeting of Stockholders on Friday, June 21, 2024. Each member of the Human Resources Committee of the Company is considered “independent” according to the listing standards of the NASDAQ Stock Market and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934.

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

Compensation Principles and Factors

Business Plan Objectives. The Boards of Directors of the Company and the Bank periodically conduct a review of current and anticipated business conditions in the context of the Company’s and the Bank’s financial and competitive position. The review period typically includes the previous two fiscal years and up to two years prospectively. In connection with this review, management submits a Business Plan to the Boards of Directors of the Company and the Bank that proposes strategic, financial and management objectives for the period covered, using multiple scenarios in response to a variety of stated assumptions. The Boards of Directors then evaluate the proposed Business Plan and modify its provisions to the extent they deem appropriate. The Business Plan is updated by management and the Boards of Directors periodically throughout the year to respond to changing circumstances and conditions. The Business Plan provides a basis for evaluating the future progress of the organization, including all appropriate strategic alternatives, and management’s performance.

The Human Resources Committees of the Company and the Bank considered the Company’s and the Bank’s performance within the context of the Business Plan and management’s overall performance, weighing numerous factors within and outside of management’s control.

Corporate Performance and Industry Comparison. In establishing named executive officer compensation, the Human Resources Committees of the Company and the Bank periodically evaluate the Company’s and the Bank’s performance compared to management’s and the Boards of Directors’ overall goals and business plan objectives as well as to other financial institutions. The Human Resources Committees believe that using the respective performance factors of the Company and the Bank in determining named executive officer compensation levels is a useful tool for aligning the executive officers’ interests with those of the stockholders of the Company. With that in mind, the Human Resources Committees focus on the respective overall performance of the Company and the Bank relative to the prior calendar year and also considers the performance of insured depository institutions in the Chicago MSA, an immediately adjacent MSA or the State of Illinois. As part of the evaluation and review, the Human Resources Committees also take into account the manner in which various subjective issues, such as changes in competition, regulatory standards, and general and local economic conditions (including unemployment rates, commodities prices and adverse conditions in housing and real estate markets) may have affected performance.

For purposes of comparative analysis in assessing corporate performance, the Company generally considers commercial banks and savings institutions of similar asset size, capital ratios, and/or geography. Given the ever-changing landscape within the banking industry, there is no specifically defined group of companies that is utilized for this analysis. The group of comparative financial institutions used in 2023 to assess overall performance consisted of publicly-held financial institutions located in the Chicago MSA, an immediately adjacent MSA or the State of Illinois with assets of $1.0 billion to $6.0 billion. The local financial institutions that were considered in 2023 consisted of Waterstone Financial, Inc. (WSBF), Finward Bancorp (FNWD), and First Business Financial Services, Inc. (FBIZ). A broader group consisting of these publicly-held institutions and a number of privately-held local financial institutions is also considered in the assessment of corporate performance.

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

Information Resources and Role of Compensation Consultants. In reviewing current and proposed compensation levels for Named Executive Officers, the Human Resources Committees consider the organizational structure and business performance of the Company and the Bank, external information from public sources on industry and competitor business performance and compensation practices and levels and other information it deems relevant to its responsibilities. The Human Resources Committees of the Company and the Bank continued to have access to their own outside counsel and a compensation consultant during 2023.  The Human Resources Committee of the Company engaged Frederic W. Cook & Co., Inc. (“Cook & Co.”) to assist in the preparation of the compensation analysis aspects of reports filed with the SEC and to be available for consultations with outside counsel. As part of its work in 2023, Cook & Co. conducted peer group analysis against peers covering total annual compensation and equity incentives for the positions of Chief Executive Officer and Chief Financial Officer.

Alignment of Risk and Performance-Based Compensation. The Code of Business Conduct for the Company and the Bank incorporates a NASDAQ Clawback Policy for the Executive Officers of the Company and the Bank that provides for the recovery of Erroneously Awarded Compensation in the event the Company is required to prepare an Accounting Restatement.  For those not covered by the NASDAQ Clawback Policy, the Code of Business Conduct for the Company and the Bank includes provisions for the recovery (also known as “clawback”) of performance-based incentive compensation paid in or after 2023 in certain situations involving a restatement of financial reporting for a period up to three years from the date the restated financial statements are first filed with the SEC. In addition, incentive compensation plans adopted by the Bank that are directly related to the volumes and pricing of extensions of credit provide for the exclusion or deferral of incentive-based compensation based on either the inherent risk of the extension of credit or the risk rating assigned to the credit by a committee independent of the loan origination process.

Components of Executive Compensation

General. All Named Executive Officers of the Company, including the Chief Executive Officer, are currently executive officers of the Bank. The compensation that the Bank pays to its Named Executive Officers, however, is taken into account in establishing the intercompany expense allocations that the Company pays to the Bank.

Base Salary. Generally, base salary levels are established based on job descriptions and responsibilities, either temporary or permanent in nature (including any revisions or proposed revisions thereto), competitive conditions and general economic trends in the context of the Bank’s financial and franchise condition, and performance. A discussion of changes in base salaries for each Named Executive Officer is included under “Conclusions for the Year Ended December 31, 2023.”

The base salaries of the Named Executive Officers for 2024 are as follows:

Name	Position	2024 Base Salary
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	$507,756
Paul A. Cloutier	Executive Vice President and Chief Financial Officer	$333,125
Gregg T. Adams	Marketing & Sales President - Bank	$279,269

Cash Incentive Plan Compensation. The Bank maintains numerous cash incentive compensation plans at the Divisional or Departmental level. Each plan aligns incentive compensation with the applicable Business Plan objectives for a particular Division or Department. The Bank’s Human Resources Committee approves each Divisional or Departmental cash incentive compensation plan for a calendar year. At the conclusion of the calendar year, the Bank’s Human Resources Committee reviews the proposed awards for all department managers at the level of Senior Vice President or higher pursuant to each Divisional or Departmental plan. Cash incentive plan compensation for the Chief Executive Officer, the Chief Financial Officer and the Marketing and Sales President reflects the relative achievement of the strategic, financial and management objectives established by the Business Plan, management’s responses to unforeseen circumstances or conditions that materially differ from those originally assumed, and the performance factors  applicable for each individual. Historically, the Bank prepared a performance- and risk-based incentive compensation matrix for the Chief Executive Officer and the Chief Financial Officer. Taken together, this matrix incorporated direct relationships of certain key risk exposures and performance elements for the Company. Information with respect to this plan or matrix for the Chief Executive Officer and the Chief Financial Officer is included in “Conclusions for the Year Ended December 31, 2023.”

Discretionary Cash Bonus. The Bank may pay discretionary cash bonuses to associates and officers based on job performance consistent with a high level of individual execution of assigned responsibilities or special projects for a portion of a calendar year, a full calendar year or over a period of years. The Bank’s Human Resources Committee approves all discretionary cash bonus payments for all department managers at the level of Senior Vice President or higher.

Prohibited Transactions Involving Shares Issued by BankFinancial Corporation. The Insider Trading Policy for the Company and the Bank includes provisions prohibiting directors, officers and employees from purchasing shares of common stock issued by the Company in a margin account, or pledging such shares as collateral for a loan. In addition, the Insider Trading Policy prohibits the purchase or sale of financial instruments or otherwise conducting transactions designed to, or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities issued by the Company without the prior written consent of the Company’s Corporate Governance and Nominating Committee.

401(k) Plan. The Company has a tax-qualified defined contribution retirement plan covering all of its eligible employees. Employees are eligible to participate in the plan after attainment of age 21 and completion of 90 days of service. The Company provides a match of 50% of all contributions up to 6% of eligible compensation. The Company could also contribute an additional amount annually at the discretion of the Board of Directors of the Bank. Contributions totaling $360,000, excluding forfeitures, were made to the 401(k) plan for 2023. All reasonable administrative expenses incurred by the Plan were paid by the Plan.

All Other Compensation and Perquisites. To the extent applicable, the Human Resources Committees of the Company and the Bank review and monitor the level of other compensation and perquisites provided by the Company or the Bank, respectively, to the Named Executive Officers in the context of current business operations and general market practices. Excluding the effects of the Bank’s contributions for the health, vacation, and 401(k) plan benefits available to all full-time employees and the Bank’s reimbursement of the after-tax premium costs for disability insurance coverages, the Human Resources Committees of the Company and the Bank continue to believe that other compensation and perquisites generally should not exceed 10% of each Named Executive Officer’s total annual cash compensation. As of December 31, 2023, the compensation practices of the Company and the Bank with respect to other compensation and perquisites met this standard.

Conclusions for Year Ended December 31, 2023

Executive Summary. The following is a summary of the compensation decisions the Human Resources Committees made with respect to the Named Executive Officers for 2023 and base salaries for 2024:

•	Earned 2023 cash incentive compensation plan payments were paid to the Chief Executive Officer, the Chief Financial Officer and the Marketing and Sales President.
•	In March 2023, the base salaries of the Chief Executive Officer and the Marketing and Sales President increased by 3.0%. The Chief Financial Officer received a 4.4% increase in base salary in 2023.
•	In March 2024, the base salaries of the Chief Executive Officer, the Chief Financial Officer and the Marketing and Sales President increased 2.5%.

Review of Chief Executive Officer. The Human Resources Committee of the Bank met outside the presence of Mr. Gasior to review the Chief Executive Officer’s performance in the context of the evaluation categories established by the Board of Directors.

Earnings Per Share.  The Human Resources Committee determined that the Earnings Per Share weighting for the Chief Executive Officer should remain constant at 40% of the total plan weighting.  The goal of the Company has been to achieve a consistent earnings result of $1.00 per year Earnings Per Share.  The Business Plan and the BankFinancial Corporation share repurchase plan are coordinated as feasible to achieve the targeted results.  Based on the full-year 2023 results, the Human Resources Committee determined that Earnings Per Share were 74% of the target Earnings Per Share objective for 2023.

The Company’s share price decreased from $10.53 to $10.26 (2.6%) in 2023, with a one-year total shareholder return of 2.05% and three-year total shareholder return of 32.14%.  The ABAQ Community Bank stock index decreased by 5.3% for the one-year period and increased by 13.6% for the three-year period.

Net Commercial Loan Growth & Loan Originations.  The failures of Silicon Valley Bank, Signature Bank  and First Republic in the first half of 2023 required the Bank to immediately emphasize on-balance sheet liquidity.  At the beginning of 2023, the Bank’s liquidity in 2023 primarily resulted from scheduled repayments of equipment finance exposures and scheduled maturities of investment securities, which were weighted to the second half of 2023.  Accordingly, the Bank decided to conserve liquidity by materially reducing term-structured loan originations through the third quarter of 2023.  Due to the change in the Business Plan to emphasize on-balance sheet, the Bank’s loan portfolio declined by $176 million (14.3%), primarily due to receipt of $201 million in total principal payments within the equipment finance portfolio, which were not replaced by new originations in 2023.  Notwithstanding the change in Business Plan strategy, the Bank earned a higher interest rate on its cash and short-term investments compared to the weighted-average interest rate earned on the scheduled repayments and matured securities during 2023.  The Human Resources Committee determined that each of the Net Commercial Loan Growth & Loan Originations category weightings should remain constant at 5% of the total plan weighting for 2023 to retain the continued long-term focus on loan portfolio composition and growth to achieve Earnings Per Share and franchise objectives.  Based on the short-term changes in the Business Plan strategy for 2023, the Human Resources Committee determined that Net Commercial Loan Growth and Loan Originations met expectations for 2023.

Securities Portfolio.  The Human Resources Committee determined that the Securities Portfolio category weighting should remain constant at 5% of the total plan weighting for 2023.  The Bank’s securities portfolio maintained a relatively short duration and laddered maturities, which enabled the Bank to improve liquidity and earnings through re-deployment of matured securities and the eight month earn-back of the $335,000 (after-tax) loss on the sale of $44 million in investment securities incurred in the first quarter of 2023.  The Bank also improved its Community Reinvestment Act investment portfolio from $3.6 million as of December 31, 2022 (54% of target CRA investment level) to $7.5 million as of December 31, 2023 (117% of target CRA investment level).  As of December 31, 2023, the Accumulated Other Comprehensive Income (AOCI) adjustment for the securities portfolio was (1.6%) of Bank tangible capital.  The Human Resources Committee determined that the Securities Portfolio met expectations for 2023.

Asset Quality.  The Human Resources Committee determined that the Asset Quality category should remain constant at 20% of the total plan weighting for 2023.  The overall metrics for Asset Quality declined principally due to the two U.S. Government equipment finance transactions and one Middle Market equipment finance transaction placed on non-accrual status in the first half of 2023.  Excluding the two U.S. Government equipment finance transactions, the Bank’s Asset Quality was consistent with the Bank’s historical asset quality results, with positive trends and action taken with respect to other classified, criticized and watch list credit exposures.  Notwithstanding the foregoing, the Human Resources Committee determined that Asset Quality was below expectations due to the balances of non-accrual loans and non-performing assets as of December 31, 2023.

Internal Controls. The Human Resources Committee determined that the Internal Controls category weighting should remain constant at 10% of the total plan weighting for 2023.  The Human Resources Committee determined that the results of the Bank's operations and audits with respect to information security, regulatory compliance and the system of internal controls met expectations for 2023.

Leadership & Planning. The Human Resources Committee determined that the Leadership & Planning category weighting should remain at 15% of the total plan weighting for 2023.  The Chief Executive Officer responded to the banking industry developments which occurred in the first quarter of 2023 with changes to the Bank’s liquidity posture, while improving earnings due to the pricing of scheduled loan payments and maturing securities.   Notwithstanding the $113 million decline in deposits in 2023, the Bank’s liquidity improved to 12% of Cash to Total Assets as of December 31, 2023 from 4% Cash to Total Assets as of December 31, 2022.  The improved liquidity also further supported growth in interest income given the increases in short-term interest rates due to Federal Reserve monetary policy actions.  The Bank maintained a balanced interest rate risk position in 2022 to 2023, with the additional liquidity generated during 2023 creating more earnings exposure to a future material decline in short-term interest rates as of December 31, 2023 but stable to rising earnings should interest rates remain constant or increase in future periods.

The Bank’s deposit portfolio declined primarily due to the utilization of available funds by retail borrowers in an inflationary environment and the use of low-yielding cash deposits in lieu of commercial line utilization by commercial borrowers.   The Bank’s change in the cost of funds was consistent with the 2023 Business Plan.  Consolidated insured deposits were 86% of total deposits as of December 31, 2023, due in part to the Bank’s rapid deployment of reciprocal insured deposit products and customer outreach for “FDIC Insurance Coverage Reviews” for depositors with greater than $250,000 held at the Bank.

The Chief Executive Officer completed the credit policy, pricing and loan documentation development for the Bank’s hybrid and universal commercial finance products, the Bank’s Business LifeLine small business micro-credit products, the initial deployment of the Business Banking Department focused on small business customers, the Treasury Services supply-chain and wire transfer drawdown products and the Bank’s new Digital Privacy Policy.   The Chief Executive Officer maintained oversight over all legal matters for the Bank, including certain other litigation matters arising from the loan portfolio, the Trust Department, contract / vendor management reviews and various regulatory and state law compliance matters.

Based on the foregoing, the Human Resources Committee determined that the Chief Executive Officer’s performance in the Leadership and Planning category met expectations for 2023.

Conclusions.  Based on the factors noted above, the Human Resources Committee of the Bank, with Mr. Gasior not participating, approved a 13.00% cash incentive compensation plan payment for 2023 with respect to the Chief Executive Officer, a reduction of $27,222 (29.8%) compared to 2022.  The Human Resources Committee of the Bank also approved a standard base compensation increase of  2.5% for the Chief Executive Officer.   The Board of Directors of the Bank, without the participation of the Chief Executive Officer, ratified the actions of the Human Resources Committee of the Bank with respect to the Chief Executive Officer.

The matrix used by the Human Resources Committee of the Bank with respect to the Chief Executive Officer is as follows:

Component	Weight	2023 Performance Results	2023 Percentage Results		2023 Percentage Awarded		2023 Maximum Percentage
Earnings Per Share	40%	74% of Target	7.50%		7.50%		50%
Net Commercial Loan Growth	5	Met	10.00		10.00		50
Commercial Loan Originations	5	Met	10.00		10.00		50
Securities Portfolio	5	Met	20.00		20.00		50
Asset Quality	20	Below	10.00		10.00		50
Internal Controls	10	Met	15.00		15.00		50
Leadership & Planning	15	Met	30.00		30.00		50
Composite	100%	Met	13.00%	(1)	13.00%	(2)	50%	(3)

(1)	Represents the percentage of base salary earned as cash incentive compensation.
(2)	Represents the percentage of base salary paid as cash incentive compensation.
(3)	Represents the maximum percentage of base salary available as cash incentive compensation.

The Earnings Per Share target performance and the actual results for the year ended December 31, 2023, are set forth in the table below.

Category	2023 Results	Target Performance
Earnings Per Share	$0.74	$1.00

Review of Chief Financial Officer. The Human Resources Committee of the Bank reviewed the performance of the Chief Financial Officer in the context of the evaluation categories established by the Board of Directors.

Earnings Per Share.  The Human Resources Committee determined that the Earnings Per Share category weighting for the Chief Financial Officer should remain constant at 25% of the total plan weighting for 2023.  The goal of the Company has been to achieve a consistent earnings result of  $1.00 per year Earnings Per Share.  The Business Plan and the BankFinancial Corporation share repurchase plan are coordinated as feasible to achieve the targeted results.  Based on the full-year 2023 results, the Human Resources Committee determined that Earnings Per Share were 74% of the target Earnings Per Share objective.

Internal Controls.  The Human Resources Committee determined that the Internal Controls category weighting for the Chief Financial Officer should remain constant at 25% of the total plan weighting. The Human Resources Committee determined that the results of the Bank's operations and audits with respect to the system of internal controls for financial and regulatory reporting met expectations.

Asset Quality (Securities).  The Human Resources Committee determined that the Asset Quality (Securities) category weighting for the Chief Financial Officer should remain constant at 30% of the total plan weighting for 2023.  The Bank’s securities portfolio consists of U.S. Treasury securities, bank Certificates of Deposits fully-insured by the FDIC, U.S. Government Agency mortgage-backed securities and local municipal bond securities.  There were no impairments of any securities in the securities portfolio in 2023.  The Human Resources Committee determined that the results within the securities portfolio with respect to asset quality exceeded expectations.

Liquidity & Interest Rate Risk.  The Human Resources Committee determined that the Liquidity & Interest Rate Risk category weighting should remain constant at 15% of the total plan weighting for 2023.  The Bank’s securities portfolio maintained a relatively short duration and laddered maturities, which enabled the Bank to improve liquidity and earnings through re-deployment of matured securities and the eight month earn-back of the $335,000 (after-tax) loss on the sale of $44 million in investment securities incurred in the first quarter of 2023.  The Bank also improved its Community Reinvestment Act investment portfolio from $3.6 million in 2022 (54% of target CRA investment level) to $7.5 million (117% of target CRA investment level).  As of December 31, 2023, the Accumulated Other Comprehensive Income (AOCI) adjustment for the securities portfolio was (1.6%) of Bank tangible capital. The Bank maintained a balanced interest rate risk position in 2022 to 2023, with the additional liquidity generated during 2023 creating more exposure to a future decline in short-term interest rates as of December 31, 2023; however, continued deployment of short-term investments with laddered maturities can mitigate the risks of a sudden decline in short-term interest rates while maintaining sufficient on-balance sheet liquidity. The Human Resources Committee determined that the results with respect to liquidity and interest rate risk significantly exceeded expectations for 2023.

Leadership & Planning.  The Human Resources Committee determined that the Leadership & Planning category weighting should remain constant at 5% of the total plan weighting for 2023. This category reflects the advance planning elements of the Chief Financial Officer role on emerging financial accounting and taxation issues.  The Chief Financial Officer also managed the Bank’s corporate insurance program and coordinates fixed asset investment / management functions for the Bank.  The Human Resources Committee determined that the results with respect to leadership and planning met expectations for 2023.

Conclusions.   Based on the factors noted above, the Human Resources Committee of the Bank approved a 14.48% cash incentive compensation plan payment for 2023 with respect to the Chief Financial Officer.  The Human Resources Committee of the Bank also approved a standard base compensation increase of 2.5% for the Chief Financial Officer. The Board of Directors of the Bank ratified the actions of the Human Resources Committee of the Bank with respect to the Chief Financial Officer.

The matrix utilized by the Human Resources Committee of the Bank with respect to the Chief Financial Officer is as follows:

Component	Weight	2023 Performance Results	2023 Percentage Results		2023 Percentage Awarded		2023 Maximum Percentage
Earnings Per Share	25%	74% of Target	7.50%		7.50%		20%
Internal Controls	25	Met	14.00		14.00		20
Asset Quality (Securities)	30	Exceeded	18.00		18.00		20
Liquidity & Interest Rate Risk	15	Significantly Exceeded	20.00		20.00		20
Leadership & Planning	5	Met	14.00		14.00		20
Composite	100%	Met	14.48%	(1)	14.48%	(2)	20%	(3)

(1)	Represents the percentage of base salary earned as cash incentive compensation.
(2)	Represents the percentage of base salary paid as cash incentive compensation.
(3)	Represents the maximum percentage of base salary available as cash incentive compensation.

The Earnings target and the actual results for the year ended December 31, 2023, are set forth in the table in the Review of the Chief Executive Officer.

Review of Marketing and Sales President. The Human Resources Committee of the Bank reviewed the performance of the Marketing and Sales President. The Human Resources Committee of the Bank noted that the Chief Executive Officer had submitted a written performance assessment of the performance of the Marketing and Sales President and the applicable bonus or cash incentive compensation payments based on the results of the Bank’s deposit portfolio composition and cost of funds, Trust Department operations and results, Treasury Services Department operations and results, deposit product development, and leadership and planning.

Deposit Portfolio Composition & Cost of Funds.  The Bank’s deposit portfolio declined primarily due to the utilization of available funds by retail borrowers in an inflationary environment and the use of low-yielding cash deposits in lieu of commercial line utilization by commercial borrowers.  The proportion of commercial deposits to total deposits remained stable in 2023. The Bank’s change in the cost of funds was consistent with the 2023 Business Plan.  Consolidated insured deposits were 86% of total deposits as of December 31, 2023, due in part to the Bank’s rapid deployment of reciprocal insured deposit products and customer outreach for “FDIC Insurance Coverage Reviews” for depositors with greater than $250,000 held at the Bank.  The Marketing & Sales Division President oversaw the customer outreach program for reciprocal deposits, implemented the revised pricing and practices for the Bank’s customer retention programs with personal outreach to specific large-balance commercial deposit customers and managed the day-to-day decisions with respect to customer requests for deposit pricing adjustments.

Trust Department & Treasury Services Department.  Trust Department assets under management increased by 17% during 2023 as new products released in 2022 and 2023 met with favorable responses in the market, together with increased marketing outreach achieving growth in net new trust customers in 2023.  The Treasury Service Department revenues increased to $146,000 in 2023 as a result of initial development and marketing for the Bank’s paying agency products.  Pursuant to the Treasury Services Department Incentive Compensation Plan, the Marketing and Sales Division President earned $2,229 based on the results of the plan.

Product Development & Marketing.  In addition to the deployment of reciprocal deposit products related to FDIC deposit insurance, the Marketing & Sales Division President coordinated the review and development of updated consumer overdraft programs with upgraded risk management analytical capabilities, revised pricing and improved customer communication capabilities consistent with current regulatory guidance.  The Marketing & Sales Division President also oversaw significant revisions to the Bank’s commercial credit and commercial deposit marketing initiatives to improve campaign effectiveness monitoring and utilize new marketing channels, with an emphasis on digital marketing techniques to better reach small business and commercial credit/deposit prospects.

Leadership & Planning.  The Marketing & Sales Division President participates in risk management functions related to regulatory compliance/audit, information technology coordination and oversees all branch operations functions.  The Marketing & Sales Division President achieved significant customer and balance retention related to the development of the Bank’s Flossmoor branch and participated in the subsequent closure and sale of the Bank’s Naperville and Hazel Crest branch offices to achieve greater operating efficiencies.

Conclusions.  Based on the factors noted above, the Human Resources Committee of the Bank approved a $33,771 discretionary cash bonus payment and a $2,229 Treasury Services Department cash incentive compensation plan payment to the Marketing and Sales Division President for 2023.  The Human Resources Committee of the Bank also approved a standard base compensation increase of  2.5% for the Marketing and Sales President. The Board of Directors of the Bank ratified the actions of the Human Resources Committee of the Bank with respect to the Marketing and Sales President.

Reasonableness of Compensation

After considering all components of the compensation program for the Named Executive Officers, the Human Resources Committee of the Bank has determined that such compensation is reasonable and appropriate.

The cash incentive compensation programs for the Chief Executive Officer and the Chief Financial Officer include asset quality measurements and the Chief Executive Officer and the Chief Financial Officer and Marketing and Sales President include internal control risk measurements. Similar controls exist within the incentive compensation plans for non-executive officers and employees, as applicable. In addition, the measurement and review of the asset quality and internal controls performance are separated from the applicable business operations, including audits by the Internal Audit Division, the Company’s independent external audit firm and other third-party independent reviews. Finally, the overall system of internal controls is robust and provides multiple levels of controls to reasonably detect and prevent instances of excessive risk taking within the organization.

Tax and Accounting Treatment

The Human Resources Committees of the Company and the Bank believe that, as compensation structures become more complex, the effects of taxation issues could affect the net intended effect of the Company’s and the Bank’s compensation plans. Although no specific action is warranted at this time, the Human Resources Committees of the Company and the Bank intend to monitor the effects of taxation issues on the Company and its directors, officers and associates when evaluating various compensation principles, practices and plans.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Company’s Chief Executive Officer and the other two most highly compensated executive officers who served in such capacities during 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation		All Other Compensation (2)	Total Compensation
F. Morgan Gasior	2023	$491,488	$—	$64,398	(3)	$57,560	$613,446
Chairman of the Board, Chief Executive Officer	2022	480,944	—	91,620		61,352	633,916
Paul A. Cloutier	2023	$321,275	$—	$47,044	(4)	$32,521	$400,840
Executive Vice President and Chief Financial Officer	2022	309,522	—	46,675		31,391	387,588
Gregg T. Adams (1)	2023	$270,321	$33,771	$2,229	(5)	$20,695	$327,016
Marketing & Sales President

(1)	Mr. Adams was not a reported named executive officer in 2022.
(2)	All other compensation for the Named Executive Officers during fiscal 2023 is summarized below:
Name	Perquisites(i)	Insurance(ii)	Tax Reimbursement(iii)	401(k) Match	Other (iv)	Total “All Other Compensation”
F. Morgan Gasior	$17,737	$3,666	$1,601	$9,668	$24,888	$57,560
Paul A. Cloutier	$18,600	$2,992	$1,307	$9,622	$—	$32,521
Gregg T. Adams	$6,600	$2,516	$1,099	$7,598	$2,882	$20,695

(i)	Includes use of automobile or an automobile allowance, and in the case of Messrs. Gasior and Cloutier, club dues.
(ii)
Consists of premiums paid by the Company during the fiscal year with respect to additional short- and long-term disability insurance for each of the Named Executive Officers. Certain amounts were paid by the executive and reimbursed by the Company under employment agreement provisions that reduce, on a dollar-for-dollar basis, the Bank’s obligations under such executive’s employment agreement in the event of the executive’s death or disability by the amount of insurance proceeds received by the executive’s named beneficiary.

(iii)
Reflects reimbursement for income and employment taxes incurred by the executive as a result of the insurance premiums paid by the executive and reimbursed by the Company. See note (ii) above and discussion below for additional information.

(iv)	Reflects payout of accrued Paid Time Off (“PTO”) hours in excess of the allowable annual carry over limit.
(3)	Mr. Gasior is eligible to receive an incentive cash bonus up to 50% of base salary based on the achievement of weighted performance goals.
(4)	Mr. Cloutier is eligible to receive an incentive cash bonus up to 20% of base salary based on the achievement of weighted performance goals.
(5)	Mr. Adams is eligible to receive an incentive under the Treasury Services Department Incentive Compensation Plan of 10% of the overall Plan bonus pool.

Potential Payments upon Termination or Change of Control

The following table sets forth information concerning potential payments and benefits under the Company’s compensation programs and benefit plans to which the Named Executive Officers would be entitled upon a termination of employment as of December 31, 2023. As is more fully described on the following page, the Named Executive Officers entered into employment agreements with the Company and/or the Bank, as applicable (each, an “Employment Agreement”), which provide for payments and benefits to a terminating executive officer following a termination other than for “cause” or by resignation. Except for the payments and benefits provided by the Employment Agreements, all other payments and benefits provided to any Named Executive Officer upon termination of his employment are the same as the payments and benefits provided to other eligible executives of the Bank.

	Potential Payments	Termination by the Bank (1)			Other Types of Termination
Executive	Upon Termination or Change of Control	For Cause	For Disability (2)	Without Cause (3)	By Resignation	For Good Reason (3)	Upon Death (2)	Change of Control (4)
F. Morgan Gasior	Cash payments	$—	$1,243,545	$1,775,465	$—	$1,775,465	$1,243,545	$1,775,465
	Continued Benefits	—	24,680	31,732	—	31,732	24,680	31,732
Paul A. Cloutier	Cash payments	$—	$814,815	$1,111,382	$—	$1,111,382	$814,815	$1,111,382
	Continued Benefits	—	40,028	51,464	—	51,464	40,028	51,464
Gregg T. Adams	Cash payments	$—	$316,056	$316,056	$—	$316,056	$316,056	$452,285
	Continued Benefits	—	10,357	10,357	—	10,357	10,357	10,357

(1)
For Messrs. Gasior and Cloutier, the payments reflected in these columns assume that the Bank continues to pay 100% of all compensation and benefits under their employment agreements with the Bank and the Company, and the Company continues to reimburse the Bank for a percentage of those expenses pursuant to an agreed-upon allocation under an Expense Sharing Agreement between the Bank and the Company. The allocation is based on the amount of time that Messrs. Gasior and Cloutier devote exclusively to the Company’s affairs. Since its inception and continuing through April 16, 2024, the Company has not separately or directly paid any base salary, cash incentive compensation, bonus or other cash compensation to Messrs. Gasior and Cloutier, and the Company currently has no equity-based compensation plans in effect. In the event of a qualifying Change in Control of the Bank, Messrs. Gasior and Cloutier would be entitled to certain payments under their employment agreements with the Bank, subject to any reduction pursuant to Internal Revenue Code Section 280G as set forth therein. Pursuant to Messrs. Gasior and Cloutier’s employment agreements with the Company, if the Bank were to fail to pay any amount due to Messrs. Gasior and Cloutier under their employment agreements with the Bank, the Company would be responsible for paying Messrs. Gasior and Cloutier such amount. The Company is not otherwise obligated to pay any separate or direct compensation to Messrs. Gasior and Cloutier. The Company is not prohibited from separately or directly compensating Messrs. Gasior and Cloutier, including upon the occurrence of a qualifying Change in Control, but this has not been the Company’s practice.  If this practice were to change, the amount of the separate payments made by the Company to Messrs. Gasior and Cloutier would be governed by the terms of their employment agreements with the Company and would not be limited or reduced by the terms of their employment agreements with the Bank or by Internal Revenue Code 280G.   For Mr. Adams, the payments reflected in these columns assume that the Bank continues to pay 100% of all compensation and benefits under his agreement with the Bank.

(2)	The payments reflected in this column include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received from the date of termination through the end of their employment period. Continued benefits reflect the incremental cost of core benefits to the Company during the executive's remaining employment period based on actual cost for 2023. Excludes any reduction in benefit as a result of disability insurance or federal social security disability payments.
(3)
For Messrs. Gasior and Cloutier, the payments reflected in this column include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. For Mr. Adams, the payments reflected in this column include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k)contribution for the year of termination, and the base salary the executive would have received from the date of termination through the end of their employment period. For Messrs. Gasior and Cloutier, continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2023 and for Mr. Adams, continued benefits reflect the incremental cost of core benefits to the Company during the executive's remaining employment period based on actual cost for 2023.

(4)
The payments reflected in this column assume the executive terminated for good reason in connection with a change of control. For Messrs. Gasior and Cloutier cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. For Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received for the greater of 18 months or from the date of termination through the end of their employment period. For Messrs. Gasior and Cloutier, continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2023 and for Mr. Adams, continued benefits reflect the incremental cost of core benefits to the Company during the executive's remaining employment period based on actual cost for 2023. Executive severance benefits for Messrs. Gasior, Cloutier and Adams, pursuant to their respective employment agreements with the Bank, may be reduced to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code. Assuming a December 31, 2023 termination, the cash payments reflected above for Mr. Adams do not require a reduction.

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

Amended and Restated Employment Agreements. The Company and Bank each entered into an amended and restated employment agreement with Messrs. Gasior and Cloutier on May 3, 2022. The Bank entered into an amended and restated employment agreement with Mr. Adams on January 27, 2023.

Compensation & Employee Benefits.  Under the employment agreements, the Bank will pay the executives the base salary as reflected in the Bank’s payroll records, which may be increased by the Board of Directors, but may not be decreased without the executive’s prior written consent. The employment agreements provide that the executive is entitled to participate in cash incentive compensation plans and discretionary cash bonuses, if approved by the Board. The employment agreements also provide that the executive will receive the use of an automobile or an automobile allowance, and in the case of Messrs. Gasior and Cloutier, the payment of designated club dues, provided that, in a given year, the aggregate amount of these allowances and payments may not exceed 10% of the executive's cash compensation. In addition, the employment agreements provide for, among other things, participation in any Section 125 cafeteria plan, group medical, dental, and vision (referred to as the “Core Plans”), disability and life insurance plans, the Bank’s 401(k) plan, and other employee and fringe benefits applicable to executive personnel or employees generally.

Termination for Disability or Death.  During the term of the employment agreement, each executive is provided with short-term and long-term disability insurance policies which will provide the executive with disability insurance payments in an amount equal to 60% of the executive’s base salary in the event the executive is generally terminated due to disability. Each executive is responsible for the payment of the disability insurance premiums but receives an annual allowance in an amount sufficient, on an after-tax basis, to equal the premium payments.

In the event of the executive's termination of employment due to death or a disability determination (as defined in the employment agreements), the executive, or in the event of the executive’s death, the executive’s estate or trust, as applicable, will be entitled to certain benefits, including the executive's earned salary through the effective date of the termination of the executive's employment, an amount equal to the annual average of any cash incentive compensation and bonus that the executive received during the preceding two fiscal years, prorated based on the number of days during the calendar year that elapsed prior to the effective date of the termination of the executive's employment an amount equal to the executive's base salary for the remaining term of the executive's employment agreement, reduced on a dollar-for-dollar basis by the disability insurance and federal social security disability benefits received by the executive, and certain health benefits.

Termination Without Cause. In the event the executive’s employment is terminated without cause during the term of the employment agreement, the executive will receive certain benefits, including the executive's earned salary, an amount equal to the annual average of any cash incentive compensation and bonus that the executive received during the immediately preceding two years, prorated based on the number of days during the calendar year that elapsed prior to the effective date of the termination of the executive's employment. In the case of Messrs. Gasior and Cloutier, the executive will also receive an amount equal to the executive's average annual compensation (base salary, cash incentive compensation, and other compensation) based on the most recent three taxable years and in the case of  Mr. Adams, the executive will receive an amount equal to his base salary for the greater of 18 months or from the date of termination through the end of their employment period, whichever period is longer, and certain health benefits.  A termination without cause also includes a decision by the Board, including a failure to elect or re-elect, or to appoint or re-appoint, the executive the title to which the executive was appointed or elected as of the date of the employment agreement.  In a change in control-related termination of employment by the Bank, the severance payments and benefits under employment agreements would be reduced, if necessary, to avoid an “excess parachute payment” under Section 280G of the Internal Revenue Code.

Termination of Employment by Executive for Good Reason. Under the employment agreements, the executive may terminate employment for “good reason” by giving notice within 60 days after the event giving rise to the right to terminate employment.  The definition of “good reason” includes: (i) the relocation of executive’s principal place of employment to a place that is more than a specified distance from designated locations; (ii) a reduction in the executive’s base salary or a material reduction in the benefits; (iii) a material uncured breach of the employment agreement; and (iv) a material diminution in executive’s duties and responsibilities following the consummation of a “change of control” as defined by applicable federal laws and regulations (a “Double Trigger”).  Consequently, all employment agreements require a “Double Trigger” for payment to be made in connection with a change in control. In the event an executive’s employment is terminated for good reason, the executive will receive the same amounts, the same coverage under the Core Plans and the same health insurance coverage continuation rights that the executive would receive if the executive's employment had been terminated without cause.

Termination of Employment by Executive. An executive who terminates employment by resignation other than due to Good Reason will only be entitled to the executive's earned salary and vacation through the date of termination.

Continuation of Health Insurance Benefits. In the event the executive's employment terminates involuntarily due to disability, death, without cause, or voluntarily for good reason, the executive and any qualified dependents (including the executive's spouse) are eligible for continued health insurance benefits. The period of continued health coverage ends upon the earlier of the executive's eligibility for comparable coverage under another group health insurance plan with no pre-existing condition limitation or exclusion, or the date on which the insured becomes eligible for Medicare coverage, or, for Mr. Adams, age 65. The executive's cost for continued health insurance benefits is equal to the amount paid by the executive for health insurance coverage immediately prior to the executive's termination.

General Release; Non-Solicitation. The executive is required under the employment agreement to execute a general release in consideration for any severance amounts. In addition, the executive agrees not to solicit the Bank’s customers, their business or the Bank’s employees for the greater of twelve months or the period of time in which the executive receives any severance payments or benefits under the agreement.

Compensation of Directors

Directors’ Fees. All directors of the Company who served in 2023, other than Ms. Zukonik, are also directors of the Bank. Except for Mr. Gasior, who receives no fees for serving as a director, committee chairperson or committee member, the directors of the Bank received a Board fee of $3,000 per month for preparing for and attending meetings of the Board of Directors of the Bank. The directors of the Company received a Board fee of $1,500 per month.  Except for the Audit Committee, the Bank did not pay its directors a separate fee during 2023 for serving on board committees. The members of the Audit Committee were paid an Audit Committee fee during 2023 because the Audit Committee is a required entity with separate responsibilities established by applicable laws and regulations. During 2023, the Company paid an Audit Committee fee of $500 per month to Mr. Hausmann (the Chairman of the Audit Committee), and $400 per month to Messrs. Wells and Wherfel (members of the Audit Committee).  Mr. Hausmann was reimbursed for his travel expenses for attending meetings of the Board of Directors of the Company and the Bank.

Ms. Zukonik was compensated for service as a director of the Company because she is not a director of the Bank. Ms. Zukonik received a Board fee of $1,500 per month.  Ms. Zukonik was reimbursed for her travel expenses for attending meetings of the Board of Directors of the Company.

The table below provides information on 2023 compensation for directors who served in 2023. Directors receive no perquisites in addition to the scheduled fees paid to each member, except as noted below:

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation	Total ($)
Cassandra J. Francis	$54,000	$—	$54,000
John M. Hausmann, C.P.A.	$60,000	$—	$60,000
Aaron J. O'Connor (2)	$36,000	$—	$36,000
Terry R. Wells	$58,800	$—	$58,800
Glen R. Wherfel, C.P.A.	$58,800	$—	$58,800
Debra R. Zukonik	$18,000	$—	$18,000

(1)	Fees for Ms. Francis and Messrs. Hausmann, Wells, and Wherfel include fees for service on the Board of Directors of the Bank in the amount of $36,000.
(2)	Fees for Mr. O'Connor represent fees for service on the Board of Directors of the Bank.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 28, 2024, or such other date as is indicated, certain information as to the beneficial ownership of shares of the Company’s common stock by: (i) those persons or entities known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock; (ii) each director and nominee for election as director; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company and the Bank as a group. The address for each individual listed below is: C/O BankFinancial Corporation, 60 North Frontage Road, Burr Ridge, Illinois 60527. An asterisk denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding
M3 Funds, LLC 2070 E 2100 S, Suite 250 Salt Lake City, Utah 84109	1,155,303	(2)	9.27%
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, Texas 78746	868,839	(2)	6.97%
Voya Institutional Trust Company As Trustee fbo BankFinancial and Subsidiaries 401(k) Plan	858,372		6.89%
Alliance Bernstein L.P. 501 Commerce Street Nashville, Tennessee 37203	718,811	(2)	5.77%
Renaissance Technologies LLC 800 Third Avenue New York, New York 10022	699,115	(2)	5.61%
Black Rock, Inc. 50 Hudson Yards New York, New York 10001	678,311	(2)	5.44%
Strategic Value Investors, LP 127 Public Square, Suite 1510 Cleveland, Ohio 44114	645,000	(3)	5.18%
Directors and Nominees
Cassandra J. Francis	40,444		*
F. Morgan Gasior	327,696	(4)	2.63%
John M. Hausmann	69,049		*
Aaron J. O'Connor	4,184		*
Benjamin Mackovak	645,000	(3)	5.18%
Terry R. Wells	56,384		*
Glen R. Wherfel	106,085	(5)	*
Debra R. Zukonik	3,650		*
Named Executive Officers (other than Mr. Gasior):
Paul A. Cloutier	89,373	(6)	*
Gregg T. Adams	96,275	(7)	*
All Directors and Executive Officers (including Named Executive Officers) as a Group (12 persons)	1,618,636		12.99%

(1)
The information reflected in this column is based upon information furnished to us by the persons named above and the information contained in the records of our stock transfer agent. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power.

(2)	Amount of shares owned and reported on the most recent Schedule 13G filing with the SEC, reporting ownership as of December 31, 2023.
(3)	Amount of shares owned and reported on the most recent Schedule 13D, reporting ownership as of December 31, 2023 by Strategic Value Bank Partners, LLC. Certain of these parties report sole and/or shared voting and dispositive power with respect to these securities. Mr. Mackovak has no sole voting nor dispositive power.
(4)	Includes 118,159 shares held by the BankFinancial and Subsidiaries Associate Investment Plan. Also includes 125,000 shares held by Mr. Gasior’s spouse. Mr. Gasior disclaims beneficial ownership of these 125,000 shares.
(5)	Includes 73,585 shares held in trust and 32,500 shares held by an individual retirement account.
(6)	Includes 24,373 shares held by the BankFinancial and Subsidiaries Associate Investment Plan.
(7)	Includes 73,775 shares held by the BankFinancial and Subsidiaries Associate Investment Plan.

Securities Authorized for Issuance

The Company has no securities authorized for issuance under any equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

Neither the Bank nor the Company had any outstanding extensions of credit as of December 31, 2023 to any executive officer or directors or to a related interest of a director or executive officer. The Bank’s Professional Responsibility Policy provides that no director or executive officer (as defined by the Bank’s Board of Directors) may provide goods or services to the Bank or an affiliate (which includes the Company) unless approved by the disinterested majority of the Board of Directors after full disclosure and it is determined that the arrangement is fair and appropriate. In addition, all transactions between the Bank or its affiliates and a director or executive officer must be conducted on an arm’s length basis, comply with all applicable laws and regulations and be on terms that are no more favorable to the director or executive officer than those afforded to similarly situated customers and vendors.

Director Independence

The Board of Directors has determined that, except for Mr. Gasior, who serves as the Chairman, Chief Executive Officer and President of the Company, each of the Company’s directors is “independent” as defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by RSM during the years ended December 31, 2023 and 2022:

Audit Fees. The aggregate fees billed to the Company by RSM for professional services rendered by RSM for the audit of the Company’s annual financial statements and internal controls, review of the financial statements included in the Company’s Annual Reports on Form 10-K and services that are normally provided by RSM in connection with statutory and regulatory filings and engagements were $443,000 and $406,000 during the years ended December 31, 2023 and 2022, respectively.

Audit-Related Fees. RSM did not bill the Company for any fees for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees” above, for the years ended December 31, 2023 and 2022.

Tax Fees. The aggregate fees billed to the Company by RSM for professional service for tax consultations and tax compliance was $57,000 and $55,000 during the year ended December 31, 2023 and 2022, respectively.

All Other Fees. There were no other fees billed for professional services rendered by RSM other than those described above.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by RSM, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit and tax fees described above during the years ended December 31, 2023 and 2022.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit	Location
10.1	Amended and Restated Employment Agreement by and among BankFinancial, NA and Gregg T. Adams	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

RSM US LLP
We have served as the Company's auditor since 2019.
Chicago, Illinois
(PCAOB ID: 49)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION
Date:	April 16, 2024	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)