Form 10-Q
period 2024-03-31
BankFinancial CORP
filed 2024-05-09
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At May 8, 2024, there were 12,460,678 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

March 31, 2024

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	March 31, 2024	December 31, 2023
Assets
Cash and due from other financial institutions	$18,533	$19,781
Interest-bearing deposits in other financial institutions	113,907	158,703
Cash and cash equivalents	132,440	178,484
Interest-bearing time deposits in other financial institutions	30,748	29,513
Securities, at fair value	239,549	153,203
Loans receivable, net of allowance for credit losses: March 31, 2024, $8,249 and December 31, 2023, $8,345	1,007,980	1,050,761
Foreclosed assets, net	2,332	2,777
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises held-for-sale	—	523
Premises and equipment, net	22,614	22,950
Accrued interest receivable	7,709	7,542
Bank-owned life insurance	18,382	18,469
Deferred taxes	4,159	4,512
Other assets	6,655	11,160
Total assets	$1,480,058	$1,487,384

Liabilities
Deposits
Noninterest-bearing	$256,698	$260,851
Interest-bearing	1,002,588	1,000,772
Total deposits	1,259,286	1,261,623
Borrowings	25,000	25,000
Subordinated notes, net of unamortized issuance costs	18,705	19,678
Advance payments by borrowers for taxes and insurance	7,021	9,003
Accrued interest payable and other liabilities	14,015	16,697
Total liabilities	1,324,027	1,332,001

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,460,678 shares issued at March 31, 2024 and 12,475,881 shares issued at December 31, 2023	125	125
Additional paid-in capital	83,301	83,457
Retained earnings	74,889	74,426
Accumulated other comprehensive loss	(2,284)	(2,625)
Total stockholders’ equity	156,031	155,383
Total liabilities and stockholders’ equity	$1,480,058	$1,487,384

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended
	March 31,
	2024	2023
Interest and dividend income
Loans, including fees	$13,353	$14,393
Securities:
Taxable	51	49
Tax exempt	1,218	1,040
Other	2,723	678
Total interest income	17,345	16,160
Interest expense
Deposits	4,336	2,300
Borrowings and Subordinated notes	482	360
Total interest expense	4,818	2,660
Net interest income	12,527	13,500

Provision for credit losses - loans	61	85
Recovery of credit losses - unfunded commitments	(49)	(37)
Provision for credit losses	12	48

Net interest income after provision for credit losses	12,515	13,452

Noninterest income
Deposit service charges and fees	809	816
Loan servicing fees	156	129
Trust and insurance commissions and annuities income	450	367
Losses on sales of securities	—	(454)
Loss on sale of premises and equipment	(75)	(4)
Valuation adjustment on bank premises held-for-sale	—	(553)
Loss on bank-owned life insurance	(87)	(84)
Gain on repurchase of Subordinated notes	107	—
Other	101	96
Total noninterest income	1,461	313

Noninterest expense
Compensation and benefits	6,052	5,555
Office occupancy and equipment	2,241	2,038
Advertising and public relations	90	190
Information technology	1,002	849
Professional fees	454	317
Supplies, telephone, and postage	286	359
FDIC insurance premiums	161	154
Other	1,480	830
Total noninterest expense	11,766	10,292
Income before income taxes	2,210	3,473
Income tax expense	500	840
Net income	$1,710	$2,633
Basic and diluted earnings per common share	$0.14	$0.21
Basic and diluted weighted average common shares outstanding	12,468,052	12,721,841

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended
	March 31,
	2024	2023
Net income	$1,710	$2,633
Unrealized holding gain on securities arising during the period	460	1,641
Tax effect	(119)	(427)
Unrealized holding gain on securities, net of tax	341	1,214
Reclassification adjustment for loss included in net income	—	454
Tax effect, included in income tax expense	—	(119)
Reclassification adjustment for loss included in net income, net of tax	—	335
Other comprehensive gain, net of tax	341	1,549
Comprehensive income	$2,051	$4,182

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
For the three months ended

Balance at December 31, 2022	$127	$85,848	$71,808	$(6,112)	$151,671
Cumulative effect of change in accounting principle	—	—	(1,719)	—	(1,719)
Net income	—	—	2,633	—	2,633
Other comprehensive income, net of tax effect	—	—	—	1,549	1,549
Repurchase and retirement of common stock (48,604 shares)	—	(502)	—	—	(502)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,273)	—	(1,273)
Balance at March 31, 2023	$127	$85,346	$71,449	$(4,563)	$152,359

Balance at December 31, 2023	$125	$83,457	$74,426	$(2,625)	$155,383
Net income	—	—	1,710	—	1,710
Other comprehensive income, net of tax effect	—	—	—	341	341
Repurchase and retirement of common stock (15,203 shares)	—	(156)	—	—	(156)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,247)	—	(1,247)
Balance at March 31, 2024	$125	$83,301	$74,889	$(2,284)	$156,031

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$1,710	$2,633
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	61	85
Recovery of credit losses - unfunded commitments	(49)	(37)
Depreciation and amortization	418	216
Net change in net deferred loan origination costs	92	(83)
Losses on sales of securities	—	454
Valuation adjustment on bank premises held-for-sale	—	553
Loss on disposal of premises and equipment	75	4
Loss on sale of foreclosed assets	9	—
Loss on bank-owned life insurance	87	84
Gain on redemption of Subordinated notes	(107)	—
Net change in:
Accrued interest receivable	(167)	(978)
Other assets	499	1,132
Accrued interest payable and other liabilities	(2,619)	(6,338)
Net cash from operating activities	9	(2,275)
Cash flows (used in) from investing activities
Net change in interest-bearing time deposits in other financial institutions	(1,235)	(744)
Securities:
Proceeds from maturities	43,330	—
Proceeds from principal repayments	122	170
Proceeds from sale of securities	—	42,631
Purchases of securities	(124,985)	—
Net change in loans receivable	42,565	(1,387)
Proceeds from sale of foreclosed assets	485	4
Proceeds from sale of premises and equipment	536	3
Purchase of premises and equipment, net	(243)	(320)
Net cash (used in) from investing activities	(39,425)	40,357
Cash flows used in financing activities
Net change in:
Deposits	(2,337)	(59,720)
Advance payments by borrowers for taxes and insurance	(1,982)	(1,353)
Proceeds from Federal Home Loan Bank advances	—	35,000
Proceeds from repurchase of Subordinated notes	(906)	—
Repurchase and retirement of common stock	(156)	(502)
Cash dividends paid on common stock	(1,247)	(1,273)
Net cash used in financing activities	(6,628)	(27,848)
Net change in cash and cash equivalents	(46,044)	10,234
Beginning cash and cash equivalents	178,484	66,771
Ending cash and cash equivalents	$132,440	$77,005

Supplemental disclosures of cash flow information:
Interest paid	$4,600	$2,411
Income taxes paid	1	1
Assets transferred to premises held-for-sale	—	1,799
Loans transferred to foreclosed assets	49	921
Due from broker	250	—

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, the “Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2024 or for any other period.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. These receivables are included in loans receivable on the Consolidated Statements of Financial Condition, and as commercial loans and leases in Note 4 - Loans Receivable.  The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls.  Customer reserves  may be used to pay customers’ obligations to various third parties as directed by the customer. Customer reserves are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $3.5 million and $5.9 million at March 31, 2024 and December 31, 2023, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $755,000 and $2.1 million at March 31, 2024 and December 31, 2023, respectively.

Factoring fees are recognized in interest income as incurred by the customer and deducted from the customer's reserve balances. Other factoring-related fees, which include wire transfer fees, broker fees, and other similar fees, are reported by the Company as loan servicing fees in noninterest income.

Interest-Bearing Time Deposits in other Financial Institutions: Interest-bearing time deposits in other financial institutions are carried at cost. Prior year financial statement disclosures reported interest-bearing time deposits in other financial institutions, maturing in 90 days or more, with Securities.

Reclassifications: Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation with no impact on previously reported net income or stockholders' equity.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 2 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended
	March 31,
	2024	2023
Net income available to common stockholders	$1,710	$2,633
Basic and diluted weighted average common shares outstanding	12,468,052	12,721,841
Basic and diluted earnings per common share	$0.14	$0.21

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities

March 31, 2024
Municipal securities	$929	$3	$(6)	$926
U.S. Treasury Notes	95,524	—	(2,815)	92,709
U.S. government-sponsored agencies	141,851	20	(195)	141,676
Mortgage-backed securities - residential	3,342	26	(102)	3,266
Collateralized mortgage obligations - residential	990	—	(18)	972
	$242,636	$49	$(3,136)	$239,549
December 31, 2023
Municipal securities	$930	$12	$(8)	$934
U.S. Treasury Notes	115,920	—	(3,412)	112,508
U.S. government-sponsored agencies	35,446	7	(62)	35,391
Mortgage-backed securities - residential	3,431	27	(91)	3,367
Collateralized mortgage obligations - residential	1,023	—	(20)	1,003
	$156,750	$46	$(3,593)	$153,203

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

	March 31, 2024
	Amortized Cost	Fair Value
Due in one year or less	$98,215	$96,968
Due after one year through five years	140,089	138,343
	238,304	235,311
Mortgage-backed securities - residential	3,342	3,266
Collateralized mortgage obligations - residential	990	972
	$242,636	$239,549

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
March 31, 2024
Municipal securities	—	$—	$—	1	$219	$(6)	1	$219	$(6)
U.S. Treasury Notes	—	—	—	132	92,709	(2,815)	132	92,709	(2,815)
U.S. government-sponsored agencies	10	84,816	(179)	3	12,984	(16)	13	97,800	(195)
Mortgage-backed securities - residential	—	—	—	14	2,425	(102)	14	2,425	(102)
Collateralized mortgage obligations - residential	—	—	—	5	972	(18)	5	972	(18)
	10	$84,816	$(179)	155	$109,309	$(2,957)	165	$194,125	$(3,136)

December 31, 2023
Municipal securities	—	$—	$—	1	$217	$(8)	1	$217	$(8)
U.S. Treasury Notes	—	—	—	170	112,508	(3,412)	170	112,508	(3,412)
U.S. government-sponsored agencies	2	8,987	(13)	4	17,951	(49)	6	26,938	(62)
Mortgage-backed securities - residential	—	—	—	17	2,627	(91)	17	2,627	(91)
Collateralized mortgage obligations - residential	—	—	—	6	1,003	(20)	6	1,003	(20)
	2	$8,987	$(13)	198	$134,306	$(3,580)	200	$143,293	$(3,593)

U.S. Treasury Notes, U.S. government-sponsored agencies and the other available-for-sale securities reflected in the above table that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2024, but the unrealized loss was not recognized into income because the U.S. Treasury Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values are expected to recover as maturity dates of these securities approach.

We reviewed the available-for-sale securities in an unrealized loss position within the guidelines of Accounting Standards Codification (“ASC”) 326 and determined that no credit loss is required to be recognized.

The proceeds from sales of securities and the associated losses were as follows:

	Three Months Ended
	March 31,
	2024	2023
Proceeds	$—	$42,631
Gross gains	—	—
Gross losses	—	(454)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	March 31, 2024	December 31, 2023
One-to-four family residential real estate	$18,247	$18,945
Multi-family residential real estate	526,087	527,460
Nonresidential real estate	110,319	118,016
Commercial loans and leases	360,328	393,321
Consumer	1,248	1,364
	1,016,229	1,059,106
Allowance for credit losses	(8,249)	(8,345)
Loans, net	$1,007,980	$1,050,761

Net deferred loan origination costs included in the table above were $1.6 million and  $1.7 million as of March 31, 2024 and  December 31, 2023, respectively.

Allowance for Credit Losses - Loans

The following table represents the activity in the Allowance for Credit Losses (“ACL”) by class of loans:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
For the three months ended

March 31, 2024
Beginning balance	$295	$4,549	$1,166	$2,303	$32	$8,345
Provision for (recovery of) credit losses	33	264	278	(529)	15	61
Loans charged off	—	—	—	(158)	(13)	(171)
Recoveries	3	6	—	5	—	14
	$331	$4,819	$1,444	$1,621	$34	$8,249

March 31, 2023
Beginning balance	$281	$4,017	$1,234	$2,548	$49	$8,129
Impact of adopting ASC 326	99	630	66	1,122	(10)	1,907
Beginning balance, after adoption of ASC 326	380	4,647	1,300	3,670	39	10,036
Provision for (recovery of) credit losses	(31)	62	47	(16)	23	85
Loans charged off	—	—	—	(79)	(22)	(101)
Recoveries	5	5	—	1	1	12
	$354	$4,714	$1,347	$3,576	$41	$10,032

As of  March 31, 2024 and  December 31, 2023 we had $286,000 and $335,000, respectively, recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
March 31, 2024
Loans:
Loans individually evaluated	$61	$—	$—	$20,908	$—	$20,969
Loans collectively evaluated	18,186	526,087	110,319	339,420	1,248	995,260
	$18,247	$526,087	$110,319	$360,328	$1,248	$1,016,229
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	331	4,819	1,444	1,621	34	8,249
	$331	$4,819	$1,444	$1,621	$34	$8,249

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2023
Loans:
Loans individually evaluated	$67	$—	$—	$21,982	$—	$22,049
Loans collectively evaluated	18,878	527,460	118,016	371,339	1,364	1,037,057
	$18,945	$527,460	$118,016	$393,321	$1,364	$1,059,106
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	295	4,549	1,166	2,303	32	8,345
	$295	$4,549	$1,166	$2,303	$32	$8,345

Collateral Dependent Loans

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had $2.1 million and $3.2 million of collateral dependent loans secured by real estate or business assets as of March 31, 2024 and December 31, 2023, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

.

Individually Evaluated Loans

The following tables present loans individually evaluated by class of loans:

					Three Months Ended
					March 31, 2024
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
March 31, 2024
With no related allowance recorded:
One-to-four family residential real estate	$61	$61	$—	$—	$62	$1
Commercial loans and leases	21,707	20,908	560	—	21,077	14
	$21,768	$20,969	$560	$—	$21,139	$15

					Year ended
					December 31, 2023
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2023
With no related allowance recorded:
One-to-four family residential real estate	$66	$67	$—	$—	$76	$4
Commercial loans and leases	24,036	21,982	469	—	16,542	35
	$24,102	$22,049	$469	$—	$16,618	$39

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
March 31, 2024
One-to-four family residential real estate	$34	$—
Commercial loans and leases	20,475	—
	$20,509	$—
December 31, 2023
One-to-four family residential real estate	$37	$—
Commercial loans and leases	21,294	1,007
	$21,331	$1,007

Nonaccrual loans and individually evaluated loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans individually evaluated.

The Company’s reserve for uncollected loan interest was $1.7 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by portfolio segment:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
March 31, 2024
One-to-four family residential real estate loans	$544	$—	$—	$544	$34	$17,669	$18,247
Multi-family residential real estate:
Senior notes	112	—	—	112	—	484,301	484,413
Junior notes	—	—	—	—	—	41,674	41,674
Nonresidential real estate:
Owner occupied	—	—	—	—	—	15,712	15,712
Non-owner occupied	380	—	—	380	—	94,227	94,607
Commercial loans and leases:
Commercial	1,007	15	—	1,022	1,586	193,324	195,932
Equipment finance - Government	442	—	—	442	18,889	102,470	121,801
Equipment finance - Corporate Investment-grade	1,884	—	—	1,884	—	40,711	42,595
Consumer	6	2	—	8	—	1,240	1,248
	$4,375	$17	$—	$4,392	$20,509	$991,328	$1,016,229

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2023
One-to-four family residential real estate loans	$12	$18	$—	$30	$37	$18,878	$18,945
Multi-family residential real estate:
Senior notes	—	—	—	—	—	485,281	485,281
Junior notes	—	—	—	—	—	42,179	42,179
Nonresidential real estate:
Owner occupied	—	—	—	—	—	20,901	20,901
Non-owner occupied	—	—	—	—	—	97,115	97,115
Commercial loans and leases:
Commercial	234	26	666	926	2,285	208,770	211,981
Equipment finance - Government	3,147	5,028	—	8,175	18,956	105,134	132,265
Equipment finance - Corporate Investment-grade	7	—	341	348	53	48,674	49,075
Consumer	8	5	—	13	—	1,351	1,364
	$3,408	$5,077	$1,007	$9,492	$21,331	$1,028,283	$1,059,106

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

At  March 31, 2024 and  December 31, 2023 the Company had no loan modifications that meet the definition described in Accounting Standards Update (“ASU”) 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” for additional reporting.

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

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
March 31, 2024
One-to-four family residential real estate	$17,945	$64	$—	$204	$34	$18,247
Multi-family residential real estate	517,153	7,548	1,386	—	—	526,087
Nonresidential real estate	105,444	3,974	436	465	—	110,319
Commercial loans and leases	312,045	16,150	8,052	3,606	20,475	360,328
Consumer	1,237	4	2	5	—	1,248
	$953,824	$27,740	$9,876	$4,280	$20,509	$1,016,229

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2023
One-to-four family residential real estate	$18,492	$144	$—	$272	$37	$18,945
Multi-family residential real estate	518,538	7,589	1,333	—	—	527,460
Nonresidential real estate	114,155	3,861	—	—	—	118,016
Commercial loans and leases	340,623	16,761	10,587	4,056	21,294	393,321
Consumer	1,349	7	5	3	—	1,364
	$993,157	$28,362	$11,925	$4,331	$21,331	$1,059,106

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
March 31, 2024

One-to-four family residential real estate loans:
Risk-rating
Pass	$—	$488	$—	$—	$107	$13,758	$3,592	$17,945
Watch	—	—	—	—	—	64	—	64
Substandard	—	—	—	—	—	62	142	204
Nonaccrual	—	—	—	—	—	15	19	34
	$—	$488	$—	$—	$107	$13,899	$3,753	$18,247
One-to-four family residential real estate loans:
Current period recoveries	$—	$—	$—	$—	$—	$3	$—	$3
	$—	$—	$—	$—	$—	$3	$—	$3
Multi-family residential real estate:
Risk rating
Pass	$5,309	$43,174	$209,640	$107,835	$56,859	$86,154	$8,182	$517,153
Watch	—	—	643	4,083	261	2,561	—	7,548
Special mention	—	173	1,213	—	—	—	—	1,386
	$5,309	$43,347	$211,496	$111,918	$57,120	$88,715	$8,182	$526,087
Multi-family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$6	$—	$6
	$—	$—	$—	$—	$—	$6	$—	$6
Nonresidential real estate:
Risk rating
Pass	$7,845	$15,491	$46,817	$15,257	$7,672	$12,260	$102	$105,444
Watch	665	—	1,850	1,459	—	—	—	3,974
Special mention	—	—	436	—	—	—	—	436
Substandard	465	—	—	—	—	—	—	465
	$8,975	$15,491	$49,103	$16,716	$7,672	$12,260	$102	$110,319
Commercial loans and leases :
Risk rating
Pass	$3,386	$39,005	$117,372	$54,076	$27,732	$2,944	$67,530	$312,045
Watch	—	5,806	6,731	488	279	—	2,846	16,150
Special mention	—	—	—	—	—	—	8,052	8,052
Substandard	—	—	409	11	13	—	3,173	3,606
Nonaccrual	—	11	19,539	437	488	—	—	20,475
	$3,386	$44,822	$144,051	$55,012	$28,512	$2,944	$81,601	$360,328
Commercial loans and leases :
Current period gross charge-offs	$—	$(1)	$(109)	$(43)	$(5)	$—	$—	$(158)
Current period recoveries	—	—	—	5	—	—	—	5
	$—	$(1)	$(109)	$(38)	$(5)	$—	$—	$(153)
Consumer:
Risk rating
Pass	$14	$229	$7	$138	$79	$198	$572	$1,237
Watch	—	—	—	—	—	—	4	4
Special mention	—	—	—	—	—	—	2	2
Substandard	—	—	—	—	—	—	5	5
	$14	$229	$7	$138	$79	$198	$583	$1,248
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(13)	$(13)
	$—	$—	$—	$—	$—	$—	$(13)	$(13)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
December 31, 2023

One-to-four family residential real estate loans:
Risk-rating
Pass	$489	$—	$—	$130	$—	$14,069	$3,804	$18,492
Watch	—	—	—	—	—	144	—	144
Substandard	—	—	—	—	—	127	145	272
Nonaccrual	—	—	—	—	—	16	21	37
	$489	$—	$—	$130	$—	$14,356	$3,970	$18,945
One-to-four family residential real estate loans:
Current-period gross charge-offs	—	—	—	—	—	(1)	—	(1)
Current period recoveries	$—	$—	$—	$—	$—	$45	$—	$45
	$—	$—	$—	$—	$—	$44	$—	$44
Multi-family residential real estate:
Risk rating
Pass	$43,386	$210,878	$108,563	$57,480	$22,064	$67,432	$8,735	$518,538
Watch	—	647	4,104	263	—	2,575	—	7,589
Special mention	118	1,215	—	—	—	—	—	1,333
	$43,504	$212,740	$112,667	$57,743	$22,064	$70,007	$8,735	$527,460
Multi-family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$20	$—	$20
	$—	$—	$—	$—	$—	$20	$—	$20
Nonresidential real estate:
Risk rating
Pass	$17,618	$50,898	$20,436	$7,787	$9,024	$8,288	$104	$114,155
Watch	—	2,358	1,503	—	—	—	—	3,861
	$17,618	$53,256	$21,939	$7,787	$9,024	$8,288	$104	$118,016
Commercial loans and leases :
Risk rating
Pass	$43,972	$130,444	$62,280	$32,633	$3,028	$1,379	$66,887	$340,623
Watch	6,043	7,171	748	371	—	—	2,428	16,761
Special mention	—	—	—	—	—	—	10,587	10,587
Substandard	—	666	—	22	—	—	3,368	4,056
Nonaccrual	11	20,204	524	555	—	—	—	21,294
	$50,026	$158,485	$63,552	$33,581	$3,028	$1,379	$83,270	$393,321
Commercial loans and leases :
Current period gross charge-offs	$(20)	$(1,850)	$—	$(306)	$—	$—	$—	$(2,176)
Current period recoveries	—	—	37	40	—	—	—	77
	$(20)	$(1,850)	$37	$(266)	$—	$—	$—	$(2,099)
Consumer:
Risk rating
Pass	$336	$8	$140	$80	$247	$—	$538	$1,349
Watch	—	—	—	—	—	—	7	7
Special mention	—	—	—	—	—	—	5	5
Substandard	—	—	—	—	—	—	3	3
	$336	$8	$140	$80	$247	$—	$553	$1,364
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(52)	$(52)
Current period recoveries	—	—	—	—	—	—	1	1
	$—	$—	$—	$—	$—	$—	$(51)	$(51)

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

	March 31, 2024			December 31, 2023
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Other real estate owned	$—	$—	$—	$472	$(67)	$405
Other foreclosed assets	2,376	(44)	2,332	2,416	(44)	2,372
	$2,376	$(44)	$2,332	$2,888	$(111)	$2,777

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended
	March 31,
	2024	2023
Beginning balance	$2,777	$476
New foreclosed assets	49	921
Valuation reductions from sales	67	—
Sales	(561)	(4)
Ending balance	$2,332	$1,393

Activity in the valuation allowance is as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Beginning balance	$111	$—
Reductions from sales	(67)	—
Ending balance	$44	$—

The were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2024 and  December 31, 2023.  At March 31, 2024, other foreclosed assets consisted of vehicles and machinery repossessed in connection with equipment finance leases.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	March 31, 2024		December 31, 2023
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due September 16, 2024	4.55%	$5,000	4.55%	$5,000
Fixed-rate advance from FHLB, due March 17, 2025	4.27%	5,000	4.27%	5,000
Fixed-rate advance from FHLB, due September 17, 2025	4.20%	5,000	4.20%	5,000
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000	4.15%	5,000
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	4.06%	5,000
Subordinated notes, due May 15, 2031	3.75%	18,705	3.75%	19,678
Line of credit, due March 28, 2025	8.00%	—	8.00%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At March 31, 2024 and  December 31, 2023, there were $295,000 and $322,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

The Notes bear interest at a fixed annual rate of 3.75%, from and including the date of issuance to May 14, 2026, payable semi-annually in arrears. From and including May 15, 2026, but excluding the maturity date or early redemption date, as applicable, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term SOFR (as defined in the Notes) plus 299 basis points, payable quarterly in arrears. Under the conditions specified in the Notes, the interest rate accruing during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR.   The Notes have a stated maturity date of May 15, 2031 and are redeemable, in whole or in part, on May 15, 2026, on any interest payment date thereafter, and at any time upon the occurrence of certain events.

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

In March 2024, we repurchased $1.0 million of the Notes and recorded a $107,000 gain on repurchase.

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 28, 2025.  The line of credit had no outstanding balance at  March 31, 2024 and December 31, 2023.

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

Premises held-for-sale: At the time of transfer to held-for sale, these assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. These assets are evaluated on a quarterly basis for additional impairment and adjusted accordingly. During first quarter 2023, we recorded a valuation adjustment of $553,000 at the time of transfer of two of our retail branches to premises held-for-sale.

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2024
Securities:
Municipal securities	$—	$926	$—	$926
U.S. Treasury Notes	92,709	—	—	92,709
U.S. government-sponsored agencies	—	141,676	—	141,676
Mortgage-backed securities – residential	—	3,266	—	3,266
Collateralized mortgage obligations – residential	—	972	—	972
	$92,709	$146,840	$—	$239,549
December 31, 2023
Securities:
Municipal securities	$—	$934	$—	$934
U.S. Treasury Notes	112,508	—	—	112,508
U.S. government-sponsored agencies	—	35,391	—	35,391
Mortgage-backed securities – residential	—	3,367	—	3,367
Collateralized mortgage obligations – residential	—	1,003	—	1,003
	$112,508	$40,695	$—	$153,203

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2024
Other foreclosed assets	$—	$—	$387	$387

December 31, 2023
Other real estate owned	$—	$—	$405	$405
Other foreclosed assets	—	—	387	387

At  March 31, 2024 and  December 31, 2023 there were no individually evaluated loans that were measured using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At  March 31, 2024 and  December 31, 2023 other foreclosed assets have a carrying value of $431,000 less a valuation allowance of $44,000, or $387,000. There were no valuation adjustments of foreclosed assets recorded for the three months ended  March 31, 2024 and 2023.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
March 31, 2024
Other foreclosed assets	$387	Sales comparison	Discount applied to valuation	6.2%

December 31, 2023
Other real estate owned	$405	Sales comparison	Discount applied to valuation	10.0%
Other foreclosed assets	387	Sales comparison	Discount applied to valuation	6.2%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2024 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents and time deposits in other financial institutions	$163,188	$123,542	$39,646	$—	$163,188
Securities	239,549	92,709	146,840	—	239,549
Loans receivable, net of allowance for credit losses	1,007,980	—	—	958,233	958,233
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	7,709	342	1,187	6,180	7,709
Financial liabilities
Certificates of deposit	224,362	—	222,221	—	222,221
Borrowings	25,000	—	24,830	—	24,830
Subordinated notes	18,705	—	16,934	—	16,934

		Fair Value Measurements at December 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents and time deposits in other financial institutions	$207,997	$177,169	$30,828	$—	$207,997
Securities	153,203	112,508	40,695	—	153,203
Loans receivable, net of allowance for credit losses	1,050,761	—	—	997,897	997,897
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	7,542	475	500	6,567	7,542
Financial liabilities
Certificates of deposit	222,391	—	220,222	—	220,222
Borrowings	25,000	—	24,960	—	24,960
Subordinated notes	19,678	—	17,698	.	17,698

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

	Three Months Ended
	March 31,
	2024	2023
Deposit service charges and fees	$809	$816
Loan servicing fees (1)	156	129
Trust and insurance commissions and annuities income	450	367
Losses on sales of securities (1)	—	(454)
Loss on sale of premises and equipment	(75)	(4)
Valuation adjustment on bank premises held-for-sale (1)	—	(553)
Loss on bank-owned life insurance (1)	(87)	(84)
Gain on repurchase of Subordinated notes (1)	107	—
Other (1)	101	96
Total noninterest income	$1,461	$313

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $310,000 and $334,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the three months ended March 31, 2024 and 2023 were not financed by the Company.

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (ii) interest rate movements and their impact on the economy, customer behavior, the market value of securities and our net interest margin; (iii) changes in U.S. Government or State government budgets, appropriations or funding allocation policies or practices affecting our credit exposures to U.S. Government or State governments, agencies or related entities, or borrowers' dependent on the receipt of Federal or State appropriations, including but not limited to, defense, healthcare, transportation, education and law enforcement programs; (iv) less than anticipated loan and lease growth; (v) for any significant credit exposure, borrower-specific adverse developments with respect to the adequacy of cash flows, liquidity or collateral; (vi) the inherent credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs; (vii) adverse economic conditions in general, or specific events such as a pandemic or national or international war, act of conflict or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (viii) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (ix) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for credit losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (x) changes, disruptions or illiquidity in national or global financial markets; (xi) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xii) factors affecting our ability to retain or access deposits or cost-effective funding, including changes in public confidence, withdrawals of deposits not insured by the FDIC or the availability of other borrowing sources for any reason; (xiii) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xiv) higher federal deposit insurance premiums; (xv) higher than expected overhead, infrastructure and compliance costs; (xvi) changes in accounting principles, policies or guidelines; (xvii) the effects of any federal government shutdown or failure to enact legislation related to the maximum permitted amount of U.S. Government debt obligations; and (xviii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.

These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as Part II, Items 1A of our subsequent Quarterly Reports on Form 10-Q, and other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC.

Overview

We reported net income of $1.7 million, or $0.14 per common share, for the quarter ended March 31, 2024. At March 31, 2024, the Company had total assets of $1.480 billion, total loans of $1.008 billion, total deposits of $1.259 billion and stockholders' equity of $156.0 million.

In the first quarter of 2024, interest income increased by $422,000 due to our investment of scheduled loan and lease portfolio payments into short-term liquidity investments.  Interest expense increased by $327,000 due to higher interest rates paid on deposit accounts, as certain depositors sought to benefit from increases in short-term market rates.  Our net interest margin increased to 3.59%, compared to 3.48% on a tax-equivalent basis.

Noninterest income decreased by $164,000 due to a seasonal decline in VISA debit interchange income and a decline in other income compared to the fourth quarter of 2023.  The decrease was partially offset by an increase in Trust and Insurance income and a gain on the repurchase of $1.0 million of our Notes.

Noninterest expense increased by $887,000 due in part to seasonal increases in employment benefits expenses ($280,000) and snow removal expenses ($198,000).  Nonperforming assets expenses increased by $232,000, primarily due to a $225,000 expense for the final resolution of pending litigation and an inter-creditor tax liability related to a middle market equipment finance transaction.   These expense items total approximately $703,000 or $0.04 per share on an after-tax basis.

Cash & Cash-Equivalent Assets

For the quarter ended March 31, 2024, cash and cash-equivalent assets were 9% of total assets, compared to 12% of total assets at December 31, 2023.

Investment Securities Portfolio

For the quarter ended March 31, 2024, total investment securities increased by $86.3 million due to $125 million in new investments in U.S. government-sponsored agencies at an average tax-equivalent yield of 5.72% and an average duration of 1.5 years. The investment securities portfolio had a weighted-average term to maturity of 1.4 years as of March 31, 2024, with an after-tax unrealized loss of $2.3 million or 1.5% of Tier 1 capital.  The new investment securities improved our interest rate risk balance and reduced our exposure to declining interest rates over the medium term.

Loan Portfolio

Our loan portfolio declined by $42.8 million in the first quarter of 2024, primarily due to scheduled repayments of equipment finance transactions and low levels of loan originations in the equipment finance portfolio due to the lower market yields this asset class offered during the fourth quarter of 2023. The average yield on equipment finance portfolio repayments in the first quarter was 4.80%, contributing to an increase in the average yield on loans to 5.21% for the quarter ended March 31, 2024 from 4.99% for the quarter ended December 31, 2023.  Commercial line of credit utilization remained consistent intra-quarter, offset by quarter-end repayment activity in the lessor finance portfolio and a $3 million reduction in criticized and classified commercial line of credit balances related to resolution agreements with the borrowers.

Asset Quality

The ratio of nonperforming assets to total assets declined to 1.54% at March 31, 2024, inclusive of two U.S. Government equipment finance transactions in the total amount of $18.9 million.  Excluding these two U.S. Government transactions, our ratio of nonperforming assets to total assets would have been 0.27%.  Past due trends improved, and nonperforming asset resolution activity continued to accelerate during the first quarter of 2024.  As noted above, we concluded all bankruptcy and other litigation with respect to the nonperforming middle market credit exposure placed on nonaccrual status in June 2023.  The related equipment constitutes 81% of the $2.3 million total other foreclosed assets and is now being actively marketed pursuant to a six-month marketing plan.

Our allowance for credit losses increased to 0.81% of total loans at March 31, 2024, compared to 0.79% at December 31, 2023.

Deposit Portfolio

Total deposits decreased by $2.3 million, 0.2%, primarily due to seasonal activity by municipal depositors. Our cost of total retail and commercial deposits increased to 1.75% during the first quarter of 2024 from 1.59%.  Core deposits represented 82% of total deposits, with noninterest-bearing demand deposits representing 20% of total deposits at March 31, 2024.  Total commercial deposits were 21% of total deposits at March 31, 2024 and December 31, 2023.  FDIC-insured deposits were 85% of total deposits and collateralized public funds deposits were 1% of total deposits as of March 31, 2024.

Capital Adequacy

\

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.59% at March 31, 2024.  The Company repurchased 15,203 common shares during the quarter ended March 31, 2024 at a total cost of $156,000. The Company also redeemed $1.0 million of its Subordinated notes issued in 2021. The book value of the Company’s common shares increased to $12.52 at March 31, 2024 from $12.45 per share at December 31, 2023.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2024	December 31, 2023	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,480,058	$1,487,384	$(7,326)
Loans, net	1,007,980	1,050,761	(42,781)
Securities, at fair value	239,549	153,203	86,346
Deposits	1,259,286	1,261,623	(2,337)
Borrowings	25,000	25,000	—
Subordinated notes, net of unamortized issuance costs	18,705	19,678	(973)
Equity	156,031	155,383	648

	Three Months Ended
	March 31,
	2024	2023	$ Change
	(In thousands)
Selected Operating Data:
Interest income	$17,345	$16,160	$1,185
Interest expense	4,818	2,660	2,158
Net interest income	12,527	13,500	(973)
Provision for credit losses	12	48	(36)
Net interest income after provision for credit losses	12,515	13,452	(937)
Noninterest income	1,461	313	1,148
Noninterest expense	11,766	10,292	1,474
Income before income taxes	2,210	3,473	(1,263)
Income tax expense	500	840	(340)
Net income	$1,710	$2,633	$(923)

	Three Months Ended
	March 31,
	2024	2023
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.46%	0.68%
Return on equity (ratio of net income to average equity) (1)	4.38	6.96
Average equity to average assets	10.52	9.75
Net interest rate spread (1) (2)	3.07	3.41
Net interest margin (TEB) (1) (3)	3.59	3.68
Efficiency ratio (4)	84.11	74.51
Noninterest expense to average total assets (1)	3.17	2.65
Average interest-earning assets to average interest-bearing liabilities	135.89	135.85
Dividends declared per share	$0.10	$0.10
Dividend payout ratio	72.94%	48.36%

	At March 31, 2024	At December 31, 2023
Asset Quality Ratios:
Nonperforming assets to total assets (5)	1.54%	1.69%
Nonperforming loans to total loans	2.02	2.11
Allowance for credit losses to nonperforming loans	40.22	37.36
Allowance for credit losses to total loans	0.81	0.79
Capital Ratios:
Equity to total assets at end of period	10.54%	10.45%
Tier 1 leverage ratio (Bank only)	11.03%	10.85%
Other Data:
Number of full-service offices	18	18
Employees (full-time equivalents)	217	205

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	On a non-GAAP tax-equivalent basis assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(5)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(6)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total assets decreased $7.3 million, or 0.5%, to $1.480 billion at March 31, 2024, from $1.487 billion at December 31, 2023. The decrease in total assets was primarily due to decreases in cash and cash equivalents and loans receivable, partially offset by an increase in securities.  Cash and cash equivalents decreased $46.0 million to $132.4 million at March 31, 2024, from $178.5 million at December 31, 2023, while loans receivable decreased $42.8 million to $1.008 billion.   Securities increased $86.3 million to $239.5 million at March 31, 2024.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 98.1% of gross loans at March 31, 2024. During the three months ended March 31, 2024, commercial loans and leases decreased by $33.0 million, or 8.4%, and nonresidential real estate loans decreased by $7.7 million, or 6.5%.  The decrease in commercial loans and leases was primarily due to decreases in corporate and government leases of $13.5 million and $10.5 million, respectively, due to payments and payoffs.  The decrease in nonresidential real estate loans was due to $7.7 million of payments and payoffs and no originations in the first quarter.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family residential real estate lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At March 31, 2024, $310.0 million, or 59.1%, of our multi-family residential real estate loans were in the Metropolitan Statistical Area for Chicago, Illinois; $72.2 million, or 13.8%, were in Florida; $71.2 million, or 13.6%, were in Texas; and $26.3 million, or 5.0%, were in North Carolina. This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  At March 31, 2024, our concentration within the nonresidential real estate portfolio was retail shopping malls of $46.7 million, or 42.3%; office buildings of $17.0 million, or 15.4%; mixed use buildings of $13.7 million, or 12.4%; and industrial of $10.5 million, or 9.5%.

Total liabilities decreased $8.0 million, or 0.6%, to $1.324 billion at March 31, 2024, from $1.332 billion at December 31, 2023, due to a decrease in total deposits, a $1.0 million repurchase of our Notes, and decreases in accrued interest payable and other liabilities. Total deposits decreased $2.3 million, or 0.2%, to $1.259 billion at March 31, 2024, from $1.262 billion at December 31, 2023. Money market accounts increased $12.6 million, or 4.2%, to $309.7 million at March 31, 2024, from $297.1 million at December 31, 2023. Retail certificates of deposit also increased $2.0 million, or 0.9%, to $224.4 million at March 31, 2024, from $222.4 million at December 31, 2023. These increases were offset by a decrease in interest-bearing NOW accounts of $9.5 million, or 3.1%, to $297.0 million at March 31, 2024, from $306.5 million at December 31, 2023.  Savings accounts decreased $3.2 million, or 1.9%, to $171.5 million at March 31, 2024, from $174.8 million at December 31, 2023. Noninterest-bearing demand deposits decreased $4.2 million, or 1.6%, to $256.7 million at March 31, 2024, from $260.9 million at December 31, 2023.  Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 82.2% of total deposits at March 31, 2024, compared to 82.4% at December 31, 2023.

Total stockholders’ equity was $156.0 million at March 31, 2024, compared to $155.4 million at December 31, 2023. The increase in total stockholders’ equity was primarily due to net income of $1.7 million for the three months ended March 31, 2024 and a $341,000 decrease, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our repurchase of 15,203 shares of our common stock during the three months ended March 31, 2024 at a total cost of $156,000, and our declaration and payment of cash dividends totaling $1.2 million during the same period.

Operating Results for the Three Months Ended March 31, 2024 and 2023

Net Income. Net income was $1.7 million for the three months ended March 31, 2024, compared to $2.6 million for the three months ended March 31, 2023. Earnings per basic and fully diluted share of common stock were $0.14 for the three months ended March 31, 2024, compared to $0.21 for the three months ended March 31, 2023.

Net Interest Income. Net interest income was $12.5 million for the three months ended March 31, 2024, compared to $13.5 million for the three months ended March 31, 2023. Net interest income decreased $973,000, primarily due to a $2.2 million increase in interest expense.

The increase in interest expense was due in substantial part to an increase in the weighted average cost of interest-bearing liabilities. The weighted average cost of interest-bearing liabilities increased 88 basis points to 1.86% for the three months ended March 31, 2024, from 0.98% for the three months ended March 31, 2023. The yield on interest-earning assets increased 54 basis points to 4.93% for the three months ended March 31, 2024, from 4.39% for the three months ended March 31, 2023. Total average interest-earning assets decreased $79.1 million, or 5.3%, to $1.415 billion for the three months ended March 31, 2024, from $1.494 billion for the same period in 2023. Total average interest-bearing liabilities decreased $58.6 million, or 5.3%, to $1.041 billion for the three months ended March 31, 2024, from $1.100 billion for the same period in 2023.  The decrease in interest-bearing liabilities is partially attributable to the decrease in average deposits of $69.6 million, partially offset by the increase in FHLB advances in the first quarter of 2023.  Our net interest rate spread decreased by 34 basis points to 3.07% for the three months ended March 31, 2024, from 3.41% for the same period in 2023, due primarily to an increase in the cost of deposits.  Our net interest margin decreased by ten basis points to 3.59% for the three months ended March 31, 2024, from 3.68% for the same period in 2023.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information.  Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses and discounts and premiums that are amortized or accreted to interest income or expense, however, the Company believes that the effect of these inclusions is not material.  The net interest margin is reported on a tax equivalent basis (“TEB”). A tax equivalent adjustment is added to reflect interest earned on certain securities that are exempt from federal and state income tax.

	For the Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,031,256	$13,353	5.21%	$1,225,636	$14,393	4.76%
Securities	186,339	1,269	2.74	209,871	1,089	2.10
Stock in FHLB and FRB	7,490	117	6.28	7,490	92	4.98
Other	190,090	2,606	5.51	51,251	586	4.64
Total interest-earning assets	1,415,175	17,345	4.93	1,494,248	16,160	4.39
Noninterest-earning assets	69,157			59,197
Total assets	$1,484,332			$1,553,445
Interest-bearing Liabilities:
Savings deposits	$172,851	76	0.18	$203,547	90	0.18
Money market accounts	304,356	1,846	2.44	288,195	836	1.18
NOW accounts	296,890	577	0.78	386,509	679	0.71
Certificates of deposit	222,644	1,837	3.32	188,070	695	1.50
Total deposits	996,741	4,336	1.75	1,066,321	2,300	0.87
Borrowings and Subordinated notes	44,640	482	4.34	33,629	360	4.34
Total interest-bearing liabilities	1,041,381	4,818	1.86	1,099,950	2,660	0.98
Noninterest-bearing deposits	257,663			273,771
Noninterest-bearing liabilities	29,173			28,307
Total liabilities	1,328,217			1,402,028
Equity	156,115			151,417
Total liabilities and equity	$1,484,332			$1,553,445
Net interest income/Net interest margin (2)		$12,527	3.56%		$13,500	3.66%
Tax equivalent adjustment (3)		100	0.03		84	0.02
Net interest income (TEB) / Net interest margin (TEB) (2) (3)		$12,627	3.59%		$13,584	3.68%

Net interest rate spread (4)			3.07%			3.41%
Net interest-earning assets (5)	$373,794			$394,298

Ratio of interest-earning assets to interest-bearing liabilities	135.89%			135.85%

(1)	Annualized.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	On a non-GAAP tax-equivalent basis (“TEB”) assuming a federal income tax rate of 21% nd an average state income tax rate of 9.5%.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

The provision for credit losses – loans for the three months ended March 31, 2024 and 2023 was $61,000 and $85,000, respectively. The provision for credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at March 31, 2024 or December 31, 2023.  Net charge-offs were $157,000 for the three months ended March 31, 2024, compared to net charge-offs of $89,000 for the three months ended March 31, 2023.

The allowance for credit losses as a percentage of nonperforming loans was 40.22% at March 31, 2024, compared to 37.36% at December 31, 2023.   Excluding the effect of the two U.S. Government financing transactions, totaling $18.9 million, on nonaccrual status as of March 31, 2024, the allowance for credit losses as a percentage of nonperforming loans was 509.20% at  March 31, 2024.

Noninterest Income

	Three Months Ended
	March 31,
	2024	2023	Change
	(Dollars in thousands)
Deposit service charges and fees	$809	$816	$(7)
Loan servicing fees	156	129	27
Trust and insurance commissions and annuities income	450	367	83
Losses on sales of securities	—	(454)	454
Loss on sale of premises and equipment	(75)	(4)	(71)
Valuation adjustment on bank premises held-for-sale	—	(553)	553
Loss on bank-owned life insurance	(87)	(84)	(3)
Gain on redemption of Subordinated notes	107	—	107
Other	101	96	5
Total noninterest income	$1,461	$313	$1,148

Noninterest income increased $1.1 million to $1.5 million, for the three months ended March 31, 2024, compared to $313,000 for the same period in 2023. First quarter results of 2023 include the sales of investment securities at a loss of $454,000 and a $553,000 valuation adjustment on two of our retail branches transferred to premises held-for sale. Trust and insurance income increased $83,000 due to the increase in trust account activity and commissions earned on the renewal of Bank insurance policies. In March 2024, we repurchased $1.0 million of our Notes and recorded a $107,000 gain on repurchase.

Noninterest Expense

	Three Months Ended
	March 31,
	2024	2023	Change
	(Dollars in thousands)
Compensation and benefits	$6,052	$5,555	$497
Office occupancy and equipment	2,241	2,038	203
Advertising and public relations	90	190	(100)
Information technology	1,002	849	153
Professional fees	454	317	137
Supplies, telephone and postage	286	359	(73)
FDIC insurance premiums	161	154	7
Other	1,480	830	650
Total noninterest expense	$11,766	$10,292	$1,474

Noninterest expense increased $1.5 million, or 14.3%, to $11.8 million, for the three months ended March 31, 2024, compared to $10.3 million for the same period in 2023, primarily due to increases in expenses for compensation and benefits, office occupancy and equipment, information technology, professional fees, and other expenses. Compensation and benefits expense increased $497,000, or 8.9% to $6.1 million, for the three months ended March 31, 2024, compared to $5.6 million for the same period in 2023, due in part to increased payroll costs as the full time equivalents increased to 217 at March 31, 2024 compared to 202 at  March 31, 2023. In addition, decreased loan originations resulted in lower compensation costs being recorded as deferred loan origination costs for the three months ended March 31, 2024.  Office occupancy and equipment increased $203,000, or 10.0%, for the three months ended March 31, 2024, primarily due to increases in real estate taxes and snow removal and rent expense. Information technology increased $153,000, or 18.0%, for the three months ended March 31, 2024, primarily due to increased core banking contract renewal costs, the implementation of new Treasury Services software, and hardware upgrade consulting costs. Professional fees increased $137,000, or 43.2%, for the three months ended March 31, 2024, primarily due to increases in legal fees relating to a litigation settlement, expenses relating to Company annual meeting and personnel recruitment fees. Other expense increased $650,000, or 78.3%, to $1.5 million for the three months ended March 31, 2024, compared to $830,000 for the same period in 2023.  In the first quarter of 2024, we recorded $327,000 of increased legal fees and other expenses related to nonperforming loans and $225,000 for the final resolution of pending litigation and inter-creditor tax liability related to a middle market equipment finance transaction.

Income Taxes

We recorded income tax expense of $500,000 for the three months ended March 31, 2024, compared to $840,000 for the three months ended March 31, 2023. Our combined state and federal effective tax rate for the three months ended March 31, 2024 was 22.6%, compared to 24.2% for the three months ended March 31, 2023.  The tax rate for 2024 was favorably impacted by the tax benefit of interest earned on U.S. Treasury Notes and U.S. government-sponsored agency securities.

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

	March 31, 2024	December 31, 2023	Quarter Change
	(Dollars in thousands)
Criticized - Special Mention:
Multi-family residential real estate	$1,386	$1,333	$53
Nonresidential real estate	436	—	436
Commercial loans and leases:
Asset-based and factored receivables	8,052	10,587	(2,535)
Consumer	2	5	(3)
	$9,876	$11,925	$(2,049)

Classified - Performing Substandard:
One-to-four family residential real estate	$204	$272	$(68)
Nonresidential real estate	465	—	465
Commercial loans and leases:
Asset-based and factored receivables	3,173	3,368	(195)
Equipment finance:
Government	36	—	36
Corporate - Investment-rated	11	—	11
Corporate - Other	386	688	(302)
Consumer	5	3	2
	$4,280	$4,331	$(51)

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2024, we have no loans in this category.

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets:

	March 31, 2024	December 31, 2023	Quarter Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$34	$37	$(3)
Commercial loans and leases - Equipment finance:
Government	18,889	18,956	(67)
Corporate - Investment-rated	—	52	(52)
Corporate - Other	1,020	1,579	(559)
Middle market	437	472	(35)
Small ticket	129	235	(106)
	20,509	21,331	(822)
Loans past due over 90 days, still accruing	—	1,007	(1,007)

Other real estate owned	—	405	(405)
Other foreclosed assets	2,332	2,372	(40)

Total nonperforming assets	$22,841	$25,115	$(2,274)

Ratios:
Allowance for credit losses to total loans	0.81%	0.79%
Allowance for credit losses to nonperforming loans	40.22	37.36
Nonperforming loans to total loans	2.02	2.11
Nonperforming assets to total assets	1.54	1.69
Nonaccrual loans to total loans	2.02	2.01
Nonaccrual loans to total assets	1.39	1.43

Nonperforming Assets

Nonperforming assets decreased $2.3 million to $22.8 million at March 31, 2024, from $25.1 million at December 31, 2023. The Company’s ratio of nonperforming assets to total assets decreased to 1.54% as of March 31, 2024, compared to 1.69% as of December 31, 2023.

In 2023, we classified two U.S. Government equipment finance exposures totaling $18.9 million as nonperforming assets. With respect to the U.S. Government equipment finance exposures, we have submitted claims pursuant to the Contract Disputes Act to each prime contractor for their respective certification and submission to the U.S. Government. Given the unexpected conduct by the U.S. Government in these two transactions and information we learned about similar activity encountered by other participants in the market, we discontinued originations of U.S. Government equipment finance transactions in early 2023 pending the outcome of our claims.  With respect to these two U.S. Government equipment finance transactions, we submitted the Contract Disputes Act claim for the $10.5 million transaction to the U.S. Government in March 2024 and submitted the final version of the $8.4 million claim to the prime contractor in April 2024.

A commercial vehicle with a recorded balance of $49,000 was transferred to foreclosed assets during the quarter ended March 31, 2024.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $25.0 million of FHLB advances outstanding at March 31, 2024 and December 31, 2023.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75% maturing on May 15, 2031. In March 2024, the Company repurchased $1.0 million of these subordinated notes and recorded a gain of $107,000.  At March 31, 2024, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $12.2 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of Prime rate minus 0.50%.  The line of credit has been extended since its original maturity date and the current maturity date is March 28, 2025. The line of credit had no outstanding balance at March 31, 2024.

As of March 31, 2024, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of March 31, 2024, we had no other material commitments for capital expenditures.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of March 31, 2024, the Bank's Community Bank Leverage Ratio was 11.03%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%. As of March 31, 2024 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2024
Community Bank Leverage Ratio	$162,715	11.03%	$132,786	9.00%

December 31, 2023
Community Bank Leverage Ratio	$161,037	10.85%	$133,577	9.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.10 per share for each of the three months ended March 31, 2024 and March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Qualitative Analysis. A significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or repricing of our assets, liabilities and off-balance sheet contracts (i.e., forward loan commitments), the effect of loan prepayments and deposit withdrawals, the difference in the behavior of lending and funding rates arising from the use of different indices and “yield curve risk” arising from changing rate relationships across the spectrum of maturities for constant or variable credit risk investments. In addition to directly affecting net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available-for-sale and the flow and mix of deposits.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. In an effort to better manage interest rate risk, we have de-emphasized the origination of residential mortgage loans, and have increased our emphasis on the origination of nonresidential real estate loans, multi-family residential real estate loans, and commercial loans and commercial leases. In addition, depending on market interest rates and our capital and liquidity position, we generally sell all or a portion of our longer-term, fixed-rate residential loans, and usually on a servicing-retained basis. Further, we primarily invest in shorter-duration securities, which generally have lower yields compared to longer-term investments. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Finally, we have classified all of our investment portfolio as available-for-sale so as to provide flexibility in liquidity management.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2024, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(35,597)	(16.33)%	$80	0.15%
+300	(20,233)	(9.28)	240	0.45
+200	(7,520)	(3.45)	389	0.72
+100	(1,909)	(0.88)	367	0.68

-100	(9,081)	(4.17)	167	0.31
-200	(18,907)	(8.68)	(420)	(0.78)
-300	(32,594)	(14.96)	(1,828)	(3.40)
-400	(49,245)	(22.60)	(3,561)	(6.63)

The table set forth above indicates that at March 31, 2024, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 8.68% decrease in NPV and a $420,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 3.45% decrease in NPV and a $389,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information in connection with purchases of our common stock made by, or on behalf of us, during the first quarter of 2024.

—

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1, 2024 through January 31, 2024	—	$—	—	197,396
February 1, 2024 through February 29, 2024	15,203	10.25	15,203	182,193
March 1, 2024 through March 31, 2024	—	—	—	182,193
	15,203		15,203

As of March 31, 2024, the Company had repurchased 8,085,578 shares of its common stock out of the 8,267,771 shares of common stock authorized under the current share repurchase authorization, which will expire on December 15, 2024.  Pursuant to the current share repurchase authorization, there were 182,193 shares of common stock authorized for repurchase as of March 31, 2024.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended  March 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	May 9, 2024	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer