Form 10-Q
period 2024-06-30
BankFinancial CORP
filed 2024-07-31
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At July 28, 2024, there were 12,460,678 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

June 30, 2024

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	June 30, 2024	December 31, 2023
Assets
Cash and due from other financial institutions	$19,505	$19,781
Interest-bearing deposits in other financial institutions	132,273	158,703
Cash and cash equivalents	151,778	178,484
Interest-bearing time deposits in other financial institutions	34,913	29,513
Securities, at fair value	222,906	153,203
Loans receivable, net of allowance for credit losses: June 30, 2024, $8,142 and December 31, 2023, $8,345	987,745	1,050,761
Foreclosed assets, net	1,898	2,777
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises held-for-sale	—	523
Premises and equipment, net	22,765	22,950
Accrued interest receivable	9,343	7,542
Bank-owned life insurance	18,291	18,469
Deferred taxes	4,019	4,512
Other assets	16,542	11,160
Total assets	$1,477,690	$1,487,384

Liabilities
Deposits
Noninterest-bearing	$262,585	$260,851
Interest-bearing	989,688	1,000,772
Total deposits	1,252,273	1,261,623
Borrowings	25,000	25,000
Subordinated notes, net of unamortized issuance costs	18,715	19,678
Advance payments by borrowers for taxes and insurance	10,329	9,003
Accrued interest payable and other liabilities	13,895	16,697
Total liabilities	1,320,212	1,332,001

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,460,678 shares issued at June 30, 2024 and 12,475,881 shares issued at December 31, 2023	125	125
Additional paid-in capital	83,301	83,457
Retained earnings	75,777	74,426
Accumulated other comprehensive loss	(1,725)	(2,625)
Total stockholders’ equity	157,478	155,383
Total liabilities and stockholders’ equity	$1,477,690	$1,487,384

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$13,349	$14,345	$26,702	$28,738
Securities:
Taxable	50	50	101	99
Tax exempt	2,234	766	3,452	1,806
Other	2,022	1,017	4,745	1,695
Total interest income	17,655	16,178	35,000	32,338
Interest expense
Deposits	4,624	2,761	8,960	5,061
Borrowings and Subordinated notes	455	474	937	834
Total interest expense	5,079	3,235	9,897	5,895
Net interest income	12,576	12,943	25,103	26,443

Recovery of credit losses - loans	(98)	(180)	(37)	(95)
Recovery of credit losses - unfunded commitments	(24)	(8)	(73)	(45)
Recovery of credit losses	(122)	(188)	(110)	(140)

Net interest income after recovery of credit losses	12,698	13,131	25,213	26,583

Noninterest income
Deposit service charges and fees	834	830	1,643	1,646
Loan servicing fees	97	141	253	270
Trust and insurance commissions and annuities income	349	276	799	643
Losses on sales of securities	—	—	—	(454)
(Loss) gain on sale of premises and equipment	(9)	13	(84)	9
Valuation adjustment on bank premises held-for-sale	—	(32)	—	(585)
Loss on bank-owned life insurance	(91)	(87)	(178)	(171)
Gain on repurchase of Subordinated notes	—	—	107	—
Other	96	98	197	194
Total noninterest income	1,276	1,239	2,737	1,552

Noninterest expense
Compensation and benefits	5,943	5,629	11,995	11,184
Office occupancy and equipment	1,861	2,031	4,102	4,069
Advertising and public relations	112	269	202	459
Information technology	1,049	965	2,051	1,814
Professional fees	382	348	836	665
Supplies, telephone, and postage	292	295	578	654
FDIC insurance premiums	144	282	305	436
Other	1,352	1,401	2,832	2,231
Total noninterest expense	11,135	11,220	22,901	21,512
Income before income taxes	2,839	3,150	5,049	6,623
Income tax expense	705	838	1,205	1,678
Net income	$2,134	$2,312	$3,844	$4,945
Basic and diluted earnings per common share	$0.17	$0.18	$0.31	$0.39
Basic and diluted weighted average common shares outstanding	12,460,678	12,667,129	12,464,365	12,694,334

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$2,134	$2,312	$3,844	$4,945
Unrealized holding gain (loss) on securities arising during the period	756	(480)	1,216	1,161
Tax effect	(197)	125	(316)	(302)
Unrealized holding gain (loss) on securities, net of tax	559	(355)	900	859
Reclassification adjustment for loss included in net income	—	—	—	454
Tax effect, included in income tax expense	—	—	—	(119)
Reclassification adjustment for loss included in net income, net of tax	—	—	—	335
Other comprehensive gain (loss), net of tax	559	(355)	900	1,194
Comprehensive income	$2,693	$1,957	$4,744	$6,139

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
For the three months ended

Balance at April 1, 2023	$127	$85,346	$71,449	$(4,563)	$152,359
Net income	—	—	2,312	—	2,312
Other comprehensive loss, net of tax effect	—	—	—	(355)	(355)
Repurchase and retirement of common stock (93,515 shares)	(1)	(743)	—	—	(744)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,269)	—	(1,269)
Balance at June 30, 2023	$126	$84,603	$72,492	$(4,918)	$152,303

Balance at April 1, 2024	$125	$83,301	$74,889	$(2,284)	$156,031
Net income	—	—	2,134	—	2,134
Other comprehensive income, net of tax effect	—	—	—	559	559
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,246)	—	(1,246)
Balance at June 30, 2024	$125	$83,301	$75,777	$(1,725)	$157,478

For the six months ended

Balance at December 31, 2022	$127	$85,848	$71,808	$(6,112)	$151,671
Cumulative effect of change in accounting principle	—	—	(1,719)	—	(1,719)
Net income	—	—	4,945	—	4,945
Other comprehensive income, net of tax effect	—	—	—	1,194	1,194
Repurchase and retirement of common stock (142,119 shares)	(1)	(1,245)	—	—	(1,246)
Cash dividends declared on common stock ($0.20 per share)	—	—	(2,542)	—	(2,542)
Balance at June 30, 2023	$126	$84,603	$72,492	$(4,918)	$152,303

Balance at December 31, 2023	$125	$83,457	$74,426	$(2,625)	$155,383
Net income	—	—	3,844	—	3,844
Other comprehensive income, net of tax effect	—	—	—	900	900
Repurchase and retirement of common stock (15,203 shares)	—	(156)	—	—	(156)
Cash dividends declared on common stock ($0.20 per share)	—	—	(2,493)	—	(2,493)
Balance at June 30, 2024	$125	$83,301	$75,777	$(1,725)	$157,478

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income	$3,844	$4,945
Adjustments to reconcile net income to net cash from operating activities
Recovery of credit losses - loans	(37)	(95)
Recovery of credit losses - unfunded commitments	(73)	(45)
Depreciation and amortization	810	644
Net change in net deferred loan origination costs	206	(110)
Losses on sales of securities	—	454
Valuation adjustment on bank premises held-for-sale	—	585
Loss (gain) on disposal of premises and equipment	84	(9)
Loss on sale of foreclosed assets	227	15
Foreclosed assets write down	—	70
Loss on bank-owned life insurance	178	171
Gain on redemption of Subordinated notes	(107)	—
Net change in:
Accrued interest receivable	(1,801)	(1,161)
Other assets	279	847
Accrued interest payable and other liabilities	(3,308)	(5,986)
Net cash from operating activities	302	325
Cash flows (used in) from investing activities
Net change in interest-bearing time deposits in other financial institutions	(5,400)	(744)
Securities:
Proceeds from maturities	61,580	—
Proceeds from principal repayments	260	378
Proceeds from sale of securities	—	42,631
Purchases of securities	(134,985)	—
Net change in loans receivable	62,771	53,322
Proceeds from sale of foreclosed assets	701	362
Proceeds from sale of premises and equipment	537	690
Purchase of premises and equipment, net	(893)	(830)
Net cash (used in) from investing activities	(15,429)	95,809
Cash flows used in financing activities
Net change in:
Deposits	(9,350)	(71,214)
Advance payments by borrowers for taxes and insurance	1,326	2,428
Proceeds from Federal Home Loan Bank advances	—	35,000
Repayments of Federal Home Loan Bank advances	—	(10,000)
Proceeds from repurchase of Subordinated notes	(906)	—
Repurchase and retirement of common stock	(156)	(1,246)
Cash dividends paid on common stock	(2,493)	(2,542)
Net cash used in financing activities	(11,579)	(47,574)
Net change in cash and cash equivalents	(26,706)	48,560
Beginning cash and cash equivalents	178,484	66,771
Ending cash and cash equivalents	$151,778	$115,331

Supplemental disclosures of cash flow information:
Interest paid	$9,924	$5,754
Income taxes paid	1,202	2,260
Income taxes refunded	—	20
Assets transferred to premises held-for-sale	—	1,799
Loans transferred to foreclosed assets	49	921
Due from broker	9,375	—
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	592	—

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, the “Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and  six-month periods ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2024 or for any other period.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. These receivables are included in loans receivable on the Consolidated Statements of Financial Condition, and as commercial loans and leases in Note 4 - Loans Receivable.  The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls.  Customer reserves  may be used to pay customers’ obligations to various third parties as directed by the customer. Customer reserves are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $2.5 million and $5.9 million at June 30, 2024 and December 31, 2023, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $902,000 and $2.1 million at June 30, 2024 and December 31, 2023, respectively.

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

Newly Issued Not Yet Effective Accounting Standards: In December 2023, the FASB issued ASU 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures.  The amendments expand the disclosure requirements of income taxes, primarily related to the income tax rate reconciliation and income taxes paid.  The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred income tax liabilities.  The amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within  fiscal years beginning after December 15, 2025.  Earlier adoption is permitted.  The adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 2 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income available to common stockholders	$2,134	$2,312	$3,844	$4,945
Basic and diluted weighted average common shares outstanding	12,460,678	12,667,129	12,464,365	12,694,334
Basic and diluted earnings per common share	$0.17	$0.18	$0.31	$0.39

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities

June 30, 2024
Municipal securities	$929	$—	$(4)	$925
U.S. Treasury Notes	77,128	—	(2,069)	75,059
U.S. government-sponsored agencies	142,987	3	(174)	142,816
Mortgage-backed securities - residential	3,255	27	(98)	3,184
Collateralized mortgage obligations - residential	938	—	(16)	922
	$225,237	$30	$(2,361)	$222,906
December 31, 2023
Municipal securities	$930	$12	$(8)	$934
U.S. Treasury Notes	115,920	—	(3,412)	112,508
U.S. government-sponsored agencies	35,446	7	(62)	35,391
Mortgage-backed securities - residential	3,431	27	(91)	3,367
Collateralized mortgage obligations - residential	1,023	—	(20)	1,003
	$156,750	$46	$(3,593)	$153,203

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

	June 30, 2024
	Amortized Cost	Fair Value
Due in one year or less	$104,022	$102,671
Due after one year through five years	117,022	116,129
	221,044	218,800
Mortgage-backed securities - residential	3,255	3,184
Collateralized mortgage obligations - residential	938	922
	$225,237	$222,906

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
June 30, 2024
Municipal securities	1	$603	$(1)	1	$221	$(3)	2	$824	$(4)
U.S. Treasury Notes	—	—	—	115	75,059	(2,069)	115	75,059	(2,069)
U.S. government-sponsored agencies	15	124,837	(159)	2	7,985	(15)	17	132,822	(174)
Mortgage-backed securities - residential	—	—	—	12	2,236	(98)	12	2,236	(98)
Collateralized mortgage obligations - residential	—	—	—	5	922	(16)	5	922	(16)
	16	$125,440	$(160)	135	$86,423	$(2,201)	151	$211,863	$(2,361)

December 31, 2023
Municipal securities	—	$—	$—	1	$217	$(8)	1	$217	$(8)
U.S. Treasury Notes	—	—	—	170	112,508	(3,412)	170	112,508	(3,412)
U.S. government-sponsored agencies	2	8,987	(13)	4	17,951	(49)	6	26,938	(62)
Mortgage-backed securities - residential	—	—	—	17	2,627	(91)	17	2,627	(91)
Collateralized mortgage obligations - residential	—	—	—	6	1,003	(20)	6	1,003	(20)
	2	$8,987	$(13)	198	$134,306	$(3,580)	200	$143,293	$(3,593)

U.S. Treasury Notes, U.S. government-sponsored agencies and the other available-for-sale securities reflected in the above table that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2024, but the unrealized loss was not recognized into income because the U.S. Treasury Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values of these securities are expected to recover as maturity dates of these securities approach.

We reviewed the available-for-sale securities in an unrealized loss position within the guidelines of Accounting Standards Codification (“ASC”) 326 and determined that no credit loss is required to be recognized.

The proceeds from sales of securities and the associated losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Proceeds	$—	$—	$—	$42,631
Gross gains	—	—	—	—
Gross losses	—	—	—	(454)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	June 30, 2024	December 31, 2023
One-to-four family residential real estate	$17,707	$18,945
Multi-family residential real estate	527,542	527,460
Nonresidential real estate	109,635	118,016
Commercial loans and leases	339,216	393,321
Consumer	1,787	1,364
	995,887	1,059,106
Allowance for credit losses	(8,142)	(8,345)
Loans, net	$987,745	$1,050,761

Net deferred loan origination costs included in the table above were $1.5 million and  $1.7 million as of June 30, 2024 and  December 31, 2023, respectively.

Allowance for Credit Losses - Loans

The following table represents the activity in the Allowance for Credit Losses (“ACL”) by class of loans:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
For the three months ended

June 30, 2024
Beginning balance	$331	$4,819	$1,444	$1,621	$34	$8,249
Provision for (recovery of) credit losses	(9)	20	(47)	(94)	32	(98)
Loans charged off	—	—	—	(10)	(12)	(22)
Recoveries	2	4	—	7	—	13
	$324	$4,843	$1,397	$1,524	$54	$8,142

June 30, 2023
Beginning balance	$354	$4,714	$1,347	$3,576	$41	$10,032
Recovery of credit losses	(35)	(41)	(102)	(1)	(1)	(180)
Loans charged off	—	—	—	(638)	(7)	(645)
Recoveries	7	6	—	6	—	19
	$326	$4,679	$1,245	$2,943	$33	$9,226

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
For the six months ended

June 30, 2024
Beginning balance	$295	$4,549	$1,166	$2,303	$32	$8,345
Provision for (recovery of) credit losses	24	284	231	(623)	47	(37)
Loans charged off	—	—	—	(168)	(25)	(193)
Recoveries	5	10	—	12	—	27
	$324	$4,843	$1,397	$1,524	$54	$8,142

June 30, 2023
Beginning balance, prior to adoption of ASC 326	$281	$4,017	$1,234	$2,548	$49	$8,129
Impact of adopting ASC 326	99	630	66	1,122	(10)	1,907
Beginning balance, after adoption of ASC 326	380	4,647	1,300	3,670	39	10,036
Provision for (recovery of) credit losses	(66)	21	(55)	(17)	22	(95)
Loans charged off	—	—	—	(717)	(29)	(746)
Recoveries	12	11	—	7	1	31
	$326	$4,679	$1,245	$2,943	$33	$9,226

As of  June 30, 2024 and  December 31, 2023 we had $262,000 and $335,000, respectively, recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
June 30, 2024
Loans:
Loans individually evaluated	$57	$—	$380	$20,541	$—	$20,978
Loans collectively evaluated	17,650	527,542	109,255	318,675	1,787	974,909
	$17,707	$527,542	$109,635	$339,216	$1,787	$995,887
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	324	4,843	1,397	1,524	54	8,142
	$324	$4,843	$1,397	$1,524	$54	$8,142

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2023
Loans:
Loans individually evaluated	$67	$—	$—	$21,982	$—	$22,049
Loans collectively evaluated	18,878	527,460	118,016	371,339	1,364	1,037,057
	$18,945	$527,460	$118,016	$393,321	$1,364	$1,059,106
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	295	4,549	1,166	2,303	32	8,345
	$295	$4,549	$1,166	$2,303	$32	$8,345

Collateral Dependent Loans

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. The Company had $2.1 million and $3.2 million of collateral dependent loans secured by real estate or business assets as of June 30, 2024 and December 31, 2023, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Individually Evaluated Loans

The following tables present loans individually evaluated by class of loans:

					Three Months Ended		Six Months Ended
					June 30, 2024		June 30, 2024
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
June 30, 2024
With no related allowance recorded:
One-to-four family residential real estate	$56	$57	$—	$—	$58	$1	$60	$1
Nonresidential real estate	366	380	—	—	127	—	63	3
Commercial loans and leases	21,293	20,541	537	—	20,583	1	20,830	15
	$21,715	$20,978	$537	$—	$20,768	$2	$20,953	$19

					Year ended
					December 31, 2023
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2023
With no related allowance recorded:
One-to-four family residential real estate	$66	$67	$—	$—	$76	$4
Commercial loans and leases	23,954	21,982	450	—	16,542	35
	$24,020	$22,049	$450	$—	$16,618	$39

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
June 30, 2024
One-to-four family residential real estate	$39	$—
Nonresidential real estate	380	—
Commercial loans and leases	20,395	—
	$20,814	$—
December 31, 2023
One-to-four family residential real estate	$37	$—
Commercial loans and leases	21,294	1,007
	$21,331	$1,007

Nonaccrual loans and individually evaluated loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans individually evaluated.

The Company’s reserve for uncollected loan interest was $1.9 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by portfolio segment:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
June 30, 2024
One-to-four family residential real estate loans	$13	$—	$—	$13	$39	$17,655	$17,707
Multi-family residential real estate:
Senior notes	—	107	—	107	—	487,966	488,073
Junior notes	—	—	—	—	—	39,469	39,469
Nonresidential real estate:
Owner occupied	—	—	—	—	—	15,549	15,549
Non-owner occupied	—	—	—	—	380	93,706	94,086
Commercial loans and leases:
Commercial	1,159	151	—	1,310	1,506	187,161	189,977
Equipment finance - Government	2,649	3,272	—	5,921	18,889	83,344	108,154
Equipment finance - Corporate Investment-grade	—	—	—	—	—	41,085	41,085
Consumer	6	3	—	9	—	1,778	1,787
	$3,827	$3,533	$—	$7,360	$20,814	$967,713	$995,887

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2023
One-to-four family residential real estate loans	$12	$18	$—	$30	$37	$18,878	$18,945
Multi-family residential real estate:
Senior notes	—	—	—	—	—	485,281	485,281
Junior notes	—	—	—	—	—	42,179	42,179
Nonresidential real estate:
Owner occupied	—	—	—	—	—	20,901	20,901
Non-owner occupied	—	—	—	—	—	97,115	97,115
Commercial loans and leases:
Commercial	234	26	666	926	2,285	208,770	211,981
Equipment finance - Government	3,147	5,028	—	8,175	18,956	105,134	132,265
Equipment finance - Corporate Investment-grade	7	—	341	348	53	48,674	49,075
Consumer	8	5	—	13	—	1,351	1,364
	$3,408	$5,077	$1,007	$9,492	$21,331	$1,028,283	$1,059,106

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

At  June 30, 2024 and  December 31, 2023 the Company had no loan modifications that meet the definition described in Accounting Standards Update (“ASU”) 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” for additional reporting.

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

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
June 30, 2024
One-to-four family residential real estate	$17,434	$67	$—	$167	$39	$17,707
Multi-family residential real estate	522,856	3,265	—	1,421	—	527,542
Nonresidential real estate	105,106	3,259	433	457	380	109,635
Commercial loans and leases	291,274	13,033	11,360	3,154	20,395	339,216
Consumer	1,775	6	3	3	—	1,787
	$938,445	$19,630	$11,796	$5,202	$20,814	$995,887

	Pass	Watch	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2023
One-to-four family residential real estate	$18,492	$144	$—	$272	$37	$18,945
Multi-family residential real estate	518,538	7,589	1,333	—	—	527,460
Nonresidential real estate	114,155	3,861	—	—	—	118,016
Commercial loans and leases	340,623	16,761	10,587	4,056	21,294	393,321
Consumer	1,349	7	5	3	—	1,364
	$993,157	$28,362	$11,925	$4,331	$21,331	$1,059,106

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
June 30, 2024

One-to-four family residential real estate loans:
Risk-rating
Pass	$—	$487	$—	$—	$90	$13,375	$3,482	$17,434
Watch	—	—	—	—	—	67	—	67
Substandard	—	—	—	—	—	26	141	167
Nonaccrual	—	—	—	—	—	23	16	39
	$—	$487	$—	$—	$90	$13,491	$3,639	$17,707
One-to-four family residential real estate loans:
Current period recoveries	$—	$—	$—	$—	$—	$5	$—	$5
Multi-family residential real estate:
Risk rating
Pass	$20,299	$38,046	$208,081	$111,048	$55,219	$83,106	$7,057	$522,856
Watch	—	—	640	—	260	2,365	—	3,265
Substandard	—	216	1,205	—	—	—	—	1,421
	$20,299	$38,262	$209,926	$111,048	$55,479	$85,471	$7,057	$527,542
Multi-family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$10	$—	$10
Nonresidential real estate:
Risk rating
Pass	$13,083	$15,389	$46,104	$13,798	$7,557	$9,038	$137	$105,106
Watch	—	—	1,845	1,414	—	—	—	3,259
Special mention	—	—	433	—	—	—	—	433
Substandard	457	—	—	—	—	—	—	457
Nonaccrual	—	—	380	—	—	—	—	380
	$13,540	$15,389	$48,762	$15,212	$7,557	$9,038	$137	$109,635
Commercial loans and leases:
Risk rating
Pass	$12,891	$35,621	$98,669	$47,820	$23,821	$1,850	$70,602	$291,274
Watch	—	5,630	6,443	718	242	—	—	13,033
Special mention	—	—	—	—	—	—	11,360	11,360
Substandard	—	75	146	—	—	—	2,933	3,154
Nonaccrual	—	356	19,624	—	415	—	—	20,395
	$12,891	$41,682	$124,882	$48,538	$24,478	$1,850	$84,895	$339,216
Commercial loans and leases:
Current period gross charge-offs	$—	$(4)	$(116)	$(43)	$(5)	$—	$—	$(168)
Current period recoveries	—	—	—	5	7	—	—	12
	$—	$(4)	$(116)	$(38)	$2	$—	$—	$(156)
Consumer:
Risk rating
Pass	$726	$208	$7	$55	$50	$98	$631	$1,775
Watch	—	—	—	—	—	—	6	6
Special mention	—	—	—	—	—	—	3	3
Substandard	—	—	—	—	—	—	3	3
	$726	$208	$7	$55	$50	$98	$643	$1,787
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(25)	$(25)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
December 31, 2023

One-to-four family residential real estate loans:
Risk-rating
Pass	$489	$—	$—	$130	$—	$14,069	$3,804	$18,492
Watch	—	—	—	—	—	144	—	144
Substandard	—	—	—	—	—	127	145	272
Nonaccrual	—	—	—	—	—	16	21	37
	$489	$—	$—	$130	$—	$14,356	$3,970	$18,945
One-to-four family residential real estate loans:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Current period recoveries	—	—	—	—	—	45	—	45
	$—	$—	$—	$—	$—	$44	$—	$44
Multi-family residential real estate:
Risk rating
Pass	$43,386	$210,878	$108,563	$57,480	$22,064	$67,432	$8,735	$518,538
Watch	—	647	4,104	263	—	2,575	—	7,589
Special mention	118	1,215	—	—	—	—	—	1,333
	$43,504	$212,740	$112,667	$57,743	$22,064	$70,007	$8,735	$527,460
Multi-family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$20	$—	$20
Nonresidential real estate:
Risk rating
Pass	$17,618	$50,898	$20,436	$7,787	$9,024	$8,288	$104	$114,155
Watch	—	2,358	1,503	—	—	—	—	3,861
	$17,618	$53,256	$21,939	$7,787	$9,024	$8,288	$104	$118,016
Commercial loans and leases:
Risk rating
Pass	$43,972	$130,444	$62,280	$32,633	$3,028	$1,379	$66,887	$340,623
Watch	6,043	7,171	748	371	—	—	2,428	16,761
Special mention	—	—	—	—	—	—	10,587	10,587
Substandard	—	666	—	22	—	—	3,368	4,056
Nonaccrual	11	20,204	524	555	—	—	—	21,294
	$50,026	$158,485	$63,552	$33,581	$3,028	$1,379	$83,270	$393,321
Commercial loans and leases:
Current period gross charge-offs	$(20)	$(1,850)	$—	$(306)	$—	$—	$—	$(2,176)
Current period recoveries	—	—	37	40	—	—	—	77
	$(20)	$(1,850)	$37	$(266)	$—	$—	$—	$(2,099)
Consumer:
Risk rating
Pass	$336	$8	$140	$80	$247	$—	$538	$1,349
Watch	—	—	—	—	—	—	7	7
Special mention	—	—	—	—	—	—	5	5
Substandard	—	—	—	—	—	—	3	3
	$336	$8	$140	$80	$247	$—	$553	$1,364
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(52)	$(52)
Current period recoveries	—	—	—	—	—	—	1	1
	$—	$—	$—	$—	$—	$—	$(51)	$(51)

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

	June 30, 2024			December 31, 2023
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Other real estate owned	$—	$—	$—	$472	$(67)	$405
Other foreclosed assets	1,898	—	1,898	2,416	(44)	2,372
	$1,898	$—	$1,898	$2,888	$(111)	$2,777

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$2,332	$1,393	$2,777	$476
New foreclosed assets	—	—	49	921
Valuation reductions from sales	44	—	111	—
Direct write-downs	—	(70)	—	(70)
Sales	(478)	(373)	(1,039)	(377)
Ending balance	$1,898	$950	$1,898	$950

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$44	$—	$111	$—
Reductions from sales	(44)	—	(111)	—
Ending balance	$—	$—	$—	$—

The were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2024 and  December 31, 2023.  At June 30, 2024, other foreclosed assets consisted of machinery repossessed in connection with equipment finance leases.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	June 30, 2024		December 31, 2023
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due September 16, 2024	4.55%	$5,000	4.55%	$5,000
Fixed-rate advance from FHLB, due March 17, 2025	4.27%	5,000	4.27%	5,000
Fixed-rate advance from FHLB, due September 17, 2025	4.20%	5,000	4.20%	5,000
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000	4.15%	5,000
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	4.06%	5,000
Subordinated notes, due May 15, 2031	3.75%	18,715	3.75%	19,678
Line of credit, due March 28, 2025	8.00%	—	8.00%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At June 30, 2024 and  December 31, 2023, there were $285,000 and $322,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 28, 2025.  The line of credit had no outstanding balance at  June 30, 2024 and December 31, 2023.

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

Premises held-for-sale: At the time of transfer to held-for sale, these assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. These assets are evaluated on a quarterly basis for additional impairment and adjusted accordingly. During 2023, we recorded a valuation adjustment of $553,000 at the time of transfer of two of our retail branches to premises held-for-sale.  During the second quarter of 2023, we recorded an additional valuation adjustment of $32,000 on our Hazel Crest office based on the purchase price of the pending sale agreement for the facility.

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2024
Securities:
Municipal securities	$—	$925	$—	$925
U.S. Treasury Notes	75,059	—	—	75,059
U.S. government-sponsored agencies	—	142,816	—	142,816
Mortgage-backed securities – residential	—	3,184	—	3,184
Collateralized mortgage obligations – residential	—	922	—	922
	$75,059	$147,847	$—	$222,906
December 31, 2023
Securities:
Municipal securities	$—	$934	$—	$934
U.S. Treasury Notes	112,508	—	—	112,508
U.S. government-sponsored agencies	—	35,391	—	35,391
Mortgage-backed securities – residential	—	3,367	—	3,367
Collateralized mortgage obligations – residential	—	1,003	—	1,003
	$112,508	$40,695	$—	$153,203

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2023
Other real estate owned	$—	$—	$405	$405
Other foreclosed assets	—	—	387	387

At  June 30, 2024 and  December 31, 2023, there were no individually evaluated loans that were measured using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At  June 30, 2024, there were no foreclosed assets with valuation allowances.  At  December 31, 2023 other real estate owned had a carrying value of $472,000 less a valuation allowance of $67,000, or $405,000, and other foreclosed assets had a carrying value of $431,000 less a valuation allowance of $44,000, or $387,000. There were no valuation adjustments of foreclosed assets recorded for the three and six months ended  June 30, 2024 and 2023.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
December 31, 2023
Other real estate owned	$405	Sales comparison	Discount applied to valuation	10.0%
Other foreclosed assets	387	Sales comparison	Discount applied to valuation	6.2%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2024 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents and time deposits in other financial institutions	$186,691	$132,385	$54,306	$—	$186,691
Securities	222,906	75,059	147,847	—	222,906
Loans receivable, net of allowance for credit losses	987,745	—	—	941,656	941,656
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	9,343	304	2,549	6,490	9,343
Financial liabilities
Certificates of deposit	223,494	—	221,386	—	221,386
Borrowings	25,000	—	24,812	—	24,812
Subordinated notes	18,715	—	16,910	—	16,910

		Fair Value Measurements at December 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents and time deposits in other financial institutions	$207,997	$177,169	$30,828	$—	$207,997
Securities	153,203	112,508	40,695	—	153,203
Loans receivable, net of allowance for credit losses	1,050,761	—	—	997,897	997,897
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	7,542	475	500	6,567	7,542
Financial liabilities
Certificates of deposit	222,391	—	220,222	—	220,222
Borrowings	25,000	—	24,960	—	24,960
Subordinated notes	19,678	—	17,698	.	17,698

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Deposit service charges and fees	$834	$830	$1,643	$1,646
Loan servicing fees (1)	97	141	253	270
Trust and insurance commissions and annuities income	349	276	799	643
Losses on sales of securities (1)	—	—	—	(454)
(Loss) gain on sale of premises and equipment	(9)	13	(84)	9
Valuation adjustment on bank premises held-for-sale (1)	—	(32)	—	(585)
Loss on bank-owned life insurance (1)	(91)	(87)	(178)	(171)
Gain on repurchase of Subordinated notes (1)	—	—	107	—
Other (1)	96	98	197	194
Total noninterest income	$1,276	$1,239	$2,737	$1,552

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $316,000 and $356,000 for the three months ended June 30, 2024 and 2023, respectively.  Interchange income was $626,000 and $690,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the six months ended June 30, 2024 and 2023 were not financed by the Company.

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

Overview

We reported net income for the three months ended June 30, 2024 of $2.1 million, or $0.17 per common share. At June 30, 2024, we had total assets of $1.478 billion, total loans of $987.7 million, total deposits of $1.252 billion and stockholders' equity of $157 million.

In the second quarter of 2024, interest income increased by $310,000, primarily due to our investment of scheduled loan and lease portfolio payments into short-term liquidity investments, multi-family residential loans and commercial finance lines of credit.  Interest expense increased by $261,000, primarily due to higher interest rates paid on deposit accounts, as certain depositors sought to benefit from increases in short-term market rates.  Our tax-equivalent net interest margin increased to 3.67% from 3.59%.

Noninterest income decreased by $185,000, primarily due to the reduction of seasonal captive insurance premium income and the absence of Subordinated Notes repurchases in the second quarter of 2024.  This decrease was partially offset by increases in deposit fee income and trust department income.

Noninterest expense decreased by $631,000 due in part to decreases in compensation and benefits expense, office occupancy and equipment expenses.  Nonperforming assets expenses decreased by $332,000, partially offset by a $218,000 loss recorded on disposition of other foreclosed assets.

Cash & Cash-Equivalent Assets

For the quarter ended June 30, 2024, cash and cash equivalent assets represented 10% of total assets, compared to 9% of total assets at March 31, 2024.

Investment Securities Portfolio

For the quarter ended June 30, 2024, total investment securities decreased by $16.6 million due to $27.4 million in maturities and redemptions of U.S. Treasury Notes and U.S. government-sponsored agency securities. The investment securities portfolio had a weighted-average term to maturity of 1.24 years as of June 30, 2024, with an after-tax unrealized loss of $1.7 million or 1.1% of Tier 1 capital.  We reinvested $10.0 million in new U.S. government-sponsored agency securities to improve our interest rate risk balance by reducing our exposure to declining interest rates over a 2-year time horizon.

Loan Portfolio

Our loan portfolio declined by $20.2 million in the second quarter of 2024.  Multi-family residential loans increased by $1.5 million (0.3%) primarily due to higher loan originations.  Commercial finance balances increased by $6.0 million (6.9%) primarily due to higher line of credit utilization.  Equipment finance balances declined by $27.1 million (9.9%) primarily due to scheduled repayments, inclusive of $13.7 million of scheduled payments on state and local government equipment finance transactions, partially offset by higher originations of corporate equipment finance transactions.  The average yield on our loan portfolio increased to 5.32% due to the scheduled repayments of lower-yielding equipment finance transactions during the quarter.

Asset Quality

The ratio of nonperforming assets to total assets remained at 1.54% at June 30, 2024 and March 31, 2024, inclusive of two U.S. Government equipment finance transactions totaling $18.9 million.  Excluding these two U.S. Government transactions, our ratio of nonperforming assets to total assets would have been 0.26% at June 30, 2024.  Past due trends improved, and nonperforming asset resolution activity continued to accelerate during the second quarter of 2024.

Our allowance for credit losses increased to 0.82% of total loans at June 30, 2024, compared to 0.81% at March 31, 2024.

Deposit Portfolio

Total deposits decreased by $7.0 million (0.6%) primarily due to balance volatility involving certain higher-balance retail and commercial depositors, including public-funds depositors. Our cost of total retail and commercial deposits increased to 1.87% during the second quarter of 2024 from 1.75% at March 31, 2024.  Core deposits represented 82% of total deposits, with noninterest-bearing demand deposits representing 21% of total deposits at June 30, 2024.  Total commercial deposits were 22% of total deposits at June 30, 2024 and March 31, 2024.  FDIC-insured deposits were 83.43% of total deposits and collateralized public funds deposits were 1.57% of total deposits as of June 30, 2024.

Capital Adequacy

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.75% at June 30, 2024.  The book value of the Company’s common shares increased to $12.64 at June 30, 2024 from $12.52 at March 31, 2024.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2024	December 31, 2023	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,477,690	$1,487,384	$(9,694)
Loans, net	987,745	1,050,761	(63,016)
Securities, at fair value	222,906	153,203	69,703
Deposits	1,252,273	1,261,623	(9,350)
Borrowings	25,000	25,000	—
Subordinated notes, net of unamortized issuance costs	18,715	19,678	(963)
Equity	157,478	155,383	2,095

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands)
Selected Operating Data:
Interest income	$17,655	$16,178	$1,477	9.1%	$35,000	$32,338	$2,662	8.2%
Interest expense	5,079	3,235	1,844	57.0	9,897	5,895	4,002	67.9
Net interest income	12,576	12,943	(367)	(2.8)	25,103	26,443	(1,340)	(5.1)
Provision for credit losses	(122)	(188)	66	(35.1)	(110)	(140)	30	(21.4)
Net interest income after provision for credit losses	12,698	13,131	(433)	(3.3)	25,213	26,583	(1,370)	(5.2)
Noninterest income	1,276	1,239	37	3.0	2,737	1,552	1,185	76.4
Noninterest expense	11,135	11,220	(85)	(0.8)	22,901	21,512	1,389	6.5
Income before income taxes	2,839	3,150	(311)	(9.9)	5,049	6,623	(1,574)	(23.8)
Income tax expense	705	838	(133)	(15.9)	1,205	1,678	(473)	(28.2)
Net income	$2,134	$2,312	$(178)	(7.7)%	$3,844	$4,945	$(1,101)	(22.3)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.58%	0.61%	0.52%	0.64%
Return on equity (ratio of net income to average equity) (1)	5.44	6.02	4.91	6.48
Average equity to average assets	10.67	10.07	10.59	9.91
Net interest rate spread (1) (2)	3.11	3.23	3.09	3.32
Net interest margin (TEB) (1) (3) (4)	3.67	3.58	3.63	3.63
Efficiency ratio (5)	80.39	79.11	82.26	76.84
Noninterest expense to average total assets (1)	3.03	2.94	3.10	2.79
Average interest-earning assets to average interest-bearing liabilities	134.44	136.86	135.16	136.35
Dividends declared per share	$0.10	$0.10	$0.20	$0.20
Dividend payout ratio	58.39%	54.88%	64.86%	51.41%

	At June 30, 2024	At December 31, 2023
Asset Quality Ratios:
Nonperforming assets to total assets (6)	1.54%	1.69%
Nonperforming loans to total loans	2.09	2.11
Allowance for credit losses to nonperforming loans	39.12	37.36
Allowance for credit losses to total loans	0.82	0.79
Capital Ratios:
Equity to total assets at end of period	10.66%	10.45%
Tier 1 leverage ratio (Bank only)	11.32%	10.85%
Other Data:
Number of full-service offices	18	18
Employees (full-time equivalents)	206	205

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	On a tax-equivalent basis assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(5)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(6)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total assets decreased $9.7 million, or 0.7%, to $1.478 billion at June 30, 2024, from $1.487 billion at December 31, 2023. The decrease in total assets was primarily due to decreases in cash and cash equivalents and loans receivable, partially offset by an increase in securities.  Cash and cash equivalents decreased $26.7 million to $151.8 million at June 30, 2024, from $178.5 million at December 31, 2023, while loans receivable decreased $63.0 million to $987.7 million.   Securities increased $69.7 million to $222.9 million at June 30, 2024.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 98.0% of gross loans at June 30, 2024. During the six months ended June 30, 2024, commercial loans and leases decreased by $54.1 million, or 13.8%, and nonresidential real estate loans decreased by $8.4 million, or 7.1%.  The decrease in commercial loans and leases was primarily due to decreases in government and corporate leases and equipment finance transactions of $24.1 million and $21.5 million, respectively, due to scheduled payments and payoffs.  The decrease in nonresidential real estate loans was due to $8.4 million of payments and payoffs in the first half of 2024.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family residential real estate lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At June 30, 2024, $317.7 million, or 60.3%, of our multi-family residential real estate loans were in the Metropolitan Statistical Area for Chicago, Illinois; $71.2 million, or 13.5%, were in Florida; $68.7 million, or 13.1%, were in Texas; and $26.5 million, or 5.0%, were in North Carolina. This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  At June 30, 2024, our concentrations within the nonresidential real estate portfolio were retail shopping malls of $44.5 million, or 40.6%; office buildings of $16.8 million, or 15.3%; mixed use buildings of $13.5 million, or 12.3%; and industrial buildings of $10.4 million, or 9.4%.

Total liabilities decreased $11.8 million, or 0.9%, to $1.320 billion at June 30, 2024, from $1.332 billion at December 31, 2023, due to a decrease in total deposits, a $1.0 million repurchase of our Notes, and decreases in accrued interest payable and other liabilities. Total deposits decreased $9.4 million, or 0.7%, to $1.252 billion at June 30, 2024, from $1.262 billion at December 31, 2023. Money market accounts increased $14.2 million, or 4.8%, to $311.3 million at June 30, 2024, from $297.1 million at December 31, 2023. Noninterest-bearing demand deposits increased $1.7 million, or 0.7%, to $262.6 million at June 30, 2024, from $260.9 million at December 31, 2023.  Retail certificates of deposit also increased $1.1 million, or 0.5%, to $223.5 million at June 30, 2024, from $222.4 million at December 31, 2023. These increases were offset by a decrease in interest-bearing NOW accounts of $18.9 million, or 6.2%, to $287.7 million at June 30, 2024, from $306.5 million at December 31, 2023.  Savings accounts decreased $7.5 million, or 4.3%, to $167.3 million at June 30, 2024, from $174.8 million at December 31, 2023.  Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 82.2% of total deposits at June 30, 2024 and 82.4% of total deposits at  December 31, 2023.

Total stockholders’ equity was $157.5 million at June 30, 2024, compared to $155.4 million at December 31, 2023. The increase in total stockholders’ equity was primarily due to net income of $3.8 million for the six months ended June 30, 2024 and a $900,000 decrease, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our repurchase of 15,203 shares of our common stock during the six months ended June 30, 2024 at a total cost of $156,000, and our declaration and payment of cash dividends totaling $2.5 million during the same period.

Operating Results for the Three Months Ended June 30, 2024 and 2023

Net Income. Net income was $2.1 million for the three months ended June 30, 2024, compared to $2.3 million for the three months ended June 30, 2023. Earnings per basic and fully diluted share of common stock were $0.17 for the three months ended June 30, 2024, compared to $0.18 for the three months ended June 30, 2023.

Net Interest Income. Net interest income was $12.6 million for the three months ended June 30, 2024, compared to $12.9 million for the three months ended June 30, 2023.  The $367,000 decrease in net interest income was primarily due to a $1.8 million increase in interest expense.

The increase in interest expense was due in substantial part to an increase in the weighted average cost of interest-bearing liabilities. The weighted average cost of interest-bearing liabilities increased 74 basis points to 1.96% for the three months ended June 30, 2024, from 1.22% for the three months ended June 30, 2023. The yield on interest-earning assets increased 62 basis points to 5.07% for the three months ended June 30, 2024, from 4.45% for the three months ended June 30, 2023. Total average interest-earning assets decreased $60.1 million, or 4.1%, to $1.399 billion for the three months ended June 30, 2024, from $1.459 billion for the same period in 2023. Total average interest-bearing liabilities decreased $25.5 million, or 2.4%, to $1.041 billion for the three months ended June 30, 2024, from $1.066 billion for the same period in 2023.  The decrease in interest-bearing liabilities is partially attributable to a $23.9 million decrease in average deposits. Our net interest rate spread decreased by 12 basis points to 3.11% for the three months ended June 30, 2024, from 3.23% for the same period in 2023, primarily due to an increase in the cost of deposits.  Our net interest margin, on a tax equivalent basis, increased by nine basis points to 3.67% for the three months ended June 30, 2024, from 3.58% for the same period in 2023.

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

	For the Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,010,123	$13,349	5.32%	$1,206,175	$14,345	4.77%
Securities	242,591	2,284	3.79	173,350	816	1.89
Stock in FHLB and FRB	7,490	117	6.28	7,490	99	5.30
Other	139,076	1,905	5.51	72,354	918	5.09
Total interest-earning assets	1,399,280	17,655	5.07	1,459,369	16,178	4.45
Noninterest-earning assets	70,796			66,877
Total assets	$1,470,076			$1,526,246
Interest-bearing Liabilities:
Savings deposits	$170,016	75	0.18	$195,410	87	0.18
Money market accounts	314,711	2,059	2.63	271,534	908	1.34
NOW accounts	290,335	574	0.80	351,905	621	0.71
Certificates of deposit	222,070	1,916	3.47	202,174	1,145	2.27
Total deposits	997,132	4,624	1.87	1,021,023	2,761	1.08
Borrowings and Subordinated notes	43,710	455	4.19	45,309	474	4.20
Total interest-bearing liabilities	1,040,842	5,079	1.96	1,066,332	3,235	1.22
Noninterest-bearing deposits	249,607			282,216
Noninterest-bearing liabilities	22,842			23,995
Total liabilities	1,313,291			1,372,543
Equity	156,785			153,703
Total liabilities and equity	$1,470,076			$1,526,246
Net interest income/Net interest margin (2)		$12,576	3.62%		$12,943	3.56%
Tax equivalent adjustment (3)		183	0.05		62	0.02
Net interest income (TEB) / Net interest margin (TEB) (2) (3)		$12,759	3.67%		$13,005	3.58%

Net interest rate spread (4)			3.11%			3.23%
Net interest-earning assets (5)	$358,438			$393,037

Ratio of interest-earning assets to interest-bearing liabilities	134.44%			136.86%

(1)	Annualized.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	On a tax-equivalent basis (“TEB”) assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

The recovery of credit losses – loans for the three months ended June 30, 2024 and 2023 was $98,000 and $180,000, respectively. The provision for, or recovery of, credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at June 30, 2024 or December 31, 2023.  Net charge-offs were $9,000 for the three months ended June 30, 2024, compared to $626,000 for the three months ended June 30, 2023.

The allowance for credit losses as a percentage of nonperforming loans was 39.12% at June 30, 2024, compared to 40.22% at March 31, 2024.   Excluding the effect of the two U.S. Government financing transactions, totaling $18.9 million, on nonaccrual status as of June 30, 2024, the allowance for credit losses as a percentage of nonperforming loans would have been 422.96% at June 30, 2024.

Noninterest Income

	Three Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Deposit service charges and fees	$834	$830	$4
Loan servicing fees	97	141	(44)
Trust and insurance commissions and annuities income	349	276	73
(Loss) gain on sale of premises and equipment	(9)	13	(22)
Valuation adjustment on bank premises held-for-sale	—	(32)	32
Loss on bank-owned life insurance	(91)	(87)	(4)
Other	96	98	(2)
Total noninterest income	$1,276	$1,239	$37

Noninterest income increased $37,000, or 3.0%, to $1.3 million, for the three months ended June 30, 2024, compared to $1.2 million for the same period in 2023.  Loan servicing fees decreased $44,000, or 31.2%, to $97,000 for the three months ended June 30, 2024.  Trust and insurance commissions increased $73,000, or 26.4%, to $349,000 for the three months ended June 30, 2024,compared to $276,000 for the three months ended June 30, 2023.

Noninterest Expense

	Three Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Compensation and benefits	$5,943	$5,629	$314
Office occupancy and equipment	1,861	2,031	(170)
Advertising and public relations	112	269	(157)
Information technology	1,049	965	84
Professional fees	382	348	34
Supplies, telephone and postage	292	295	(3)
FDIC insurance premiums	144	282	(138)
Other	1,352	1,401	(49)
Total noninterest expense	$11,135	$11,220	$(85)

Noninterest expense decreased $85,000, or 0.8%, to $11.1 million, for the three months ended June 30, 2024, compared to $11.2 million for the same period in 2023, primarily due to decreases in expenses for office occupancy and equipment, advertising and FDIC insurance premiums.  These decreases were partially offset by increases in compensation and benefits expense and information technology expense. Compensation and benefits expense increased $314,000, or 5.6% to $5.9 million, for the three months ended June 30, 2024, compared to $5.6 million for the same period in 2023, due in part to increased payroll costs as the full-time equivalents increased to 206 at June 30, 2024 from 198 at  June 30, 2023. Office occupancy and equipment decreased $170,000, or 8.4%, for the three months ended June 30, 2024, primarily due to decreases in real estate taxes and rent expense. Advertising expenses decreased $157,000, or 58.4%, to $112,000 for the three months ended June 30, 2024.  FDIC insurance premiums decreased $138,000, or 48.9%, to $144,000 for the three months ended June 30, 2024 due to a decrease in the assessment rate as well as a decrease in the assessment base.

Income Taxes

We recorded income tax expense of $705,000 for the three months ended June 30, 2024, compared to $838,000 for the three months ended June 30, 2023. Our combined state and federal effective tax rate for the three months ended June 30, 2024 was 24.8%, compared to 26.6% for the three months ended June 30, 2023.  The tax rate for 2024 was favorably impacted by the tax benefit of interest earned on U.S. Treasury Notes and U.S. government-sponsored agency securities.

Operating Results for the Six Months Ended June 30, 2024 and 2023

Net Income. Net income was $3.8 million for the six months ended June 30, 2024, compared to $4.9 million for the six months ended June 30, 2023. Earnings per basic and fully diluted share of common stock were $0.31 for the six months ended June 30, 2024, compared to $0.39 for the six months ended June 30, 2023.

Net Interest Income. Net interest income was $25.1 million for the six months ended June 30, 2024, compared to $26.4 million for the six months ended June 30, 2023. The $1.3 million decrease in net interest income was primarily due to a $4.0 million increase in interest expense.

The increase in interest expense was due in substantial part to an increase in the weighted average cost of interest-bearing liabilities. The weighted average cost of interest-bearing liabilities increased 81 basis points to 1.91% for the six months ended June 30, 2024, from 1.10% for the six months ended June 30, 2023. The yield on interest-earning assets increased 58 basis points to 5.00% for the six months ended June 30, 2024, from 4.42% for the six months ended June 30, 2023. Total average interest-earning assets decreased $69.5 million, or 4.7%, to $1.407 billion for the six months ended June 30, 2024, from $1.477 billion for the same period in 2023. Total average interest-bearing liabilities decreased $41.9 million, or 3.9%, to $1.041 billion for the six months ended June 30, 2024, from $1.083 billion for the same period in 2023.  The decrease in interest-bearing liabilities is attributable to a $ 46.6 million decrease in average deposits, partially offset by the increase in FHLB advances in 2023.  Our net interest rate spread decreased by 23 basis points to 3.09% for the six months ended June 30, 2024, from 3.32% for the same period in 2023, primarily due to an increase in the cost of deposits.  Our net interest margin, on a tax equivalent basis, remained stable at 3.63% for the six months ended June 30, 2024 and 2023.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information.  Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses and discounts and premiums that are amortized or accreted to interest income or expense, however, the Company believes that the effect of these inclusions is not material.  The net interest margin is reported on a tax equivalent basis. A tax equivalent adjustment is added to reflect interest earned on certain securities that are exempt from federal and state income tax.

	For the Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,020,631	$26,702	5.26%	$1,215,852	$28,738	4.77%
Securities	214,621	3,553	3.33	191,510	1,905	2.01
Stock in FHLB and FRB	7,490	234	6.28	7,490	191	5.14
Other	164,442	4,511	5.52	61,860	1,504	4.90
Total interest-earning assets	1,407,184	35,000	5.00	1,476,712	32,338	4.42
Noninterest-earning assets	69,991			63,102
Total assets	$1,477,175			$1,539,814
Interest-bearing Liabilities:
Savings deposits	$171,426	152	0.18	$199,456	177	0.18
Money market accounts	309,562	3,904	2.54	279,819	1,744	1.26
NOW accounts	293,594	1,151	0.79	369,111	1,299	0.71
Certificates of deposit	222,356	3,753	3.39	195,161	1,841	1.90
Total deposits	996,938	8,960	1.81	1,043,547	5,061	0.98
Borrowings and Subordinated notes	44,172	937	4.27	39,501	834	4.26
Total interest-bearing liabilities	1,041,110	9,897	1.91	1,083,048	5,895	1.10
Noninterest-bearing deposits	253,612			278,018
Noninterest-bearing liabilities	26,001			26,182
Total liabilities	1,320,723			1,387,248
Equity	156,452			152,566
Total liabilities and equity	$1,477,175			$1,539,814
Net interest income/Net interest margin (2)		$25,103	3.59%		$26,443	3.61%
Tax equivalent adjustment (3)		283	0.04		147	0.02
Net interest income (TEB) / Net interest margin (TEB) (2) (3)		$25,386	3.63%		$26,590	3.63%

Net interest rate spread (4)			3.09%			3.32%
Net interest-earning assets (5)	$366,074			$393,664

Ratio of interest-earning assets to interest-bearing liabilities	135.16%			136.35%

(1)	Annualized.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	On a tax-equivalent basis (“TEB”) assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Allowance and Provision for Credit Losses

The recovery of credit losses – loans for the six months ended June 30, 2024 and 2023 was $37,000 and $95,000, respectively. The provision for, or recovery of, credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at June 30, 2024 or December 31, 2023.  Net charge-offs were $166,000 for the six months ended June 30, 2024, compared to $715,000 for the six months ended June 30, 2023.

The allowance for credit losses as a percentage of nonperforming loans was 39.12% at June 30, 2024, compared to 37.36% at December 31, 2023.

Noninterest Income

	Six Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,643	$1,646	$(3)
Loan servicing fees	253	270	(17)
Trust and insurance commissions and annuities income	799	643	156
Losses on sales of securities	—	(454)	454
(Loss) gain on sale of premises and equipment	(84)	9	(93)
Valuation adjustment on bank premises held-for-sale	—	(585)	585
Loss on bank-owned life insurance	(178)	(171)	(7)
Gain on repurchase of Subordinated notes	107	—	107
Other	197	194	3
Total noninterest income	$2,737	$1,552	$1,185

Noninterest income increased $1.2 million to $2.7 million, for the six months ended June 30, 2024, compared to $1.6 million for the same period in 2023. Trust and insurance commissions increased $156,000, or 24.3%, to $799,000 for the six months ended June 30, 2024,compared to $643,000 for the six months ended June 30, 2023.  2023 results include the sales of investment securities at a loss of $454,000 and a $585,000 valuation adjustment on two of our retail branches transferred to premises held-for sale. In March 2024, we repurchased $1.0 million of our Notes and recorded a $107,000 gain on repurchase.

Noninterest Expense

	Six Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Compensation and benefits	$11,995	$11,184	$811
Office occupancy and equipment	4,102	4,069	33
Advertising and public relations	202	459	(257)
Information technology	2,051	1,814	237
Professional fees	836	665	171
Supplies, telephone and postage	578	654	(76)
FDIC insurance premiums	305	436	(131)
Other	2,832	2,231	601
Total noninterest expense	$22,901	$21,512	$1,389

Noninterest expense increased $1.4 million, or 6.5%, to $22.9 million, for the six months ended June 30, 2024, compared to $21.5 million for the same period in 2023, primarily due to increases in expenses for compensation and benefits, information technology, professional fees, and other expenses. Compensation and benefits expense increased $811,000, or 7.3% to $12.0 million, for the six months ended June 30, 2024, compared to $11.2 million for the same period in 2023, due in part to increased payroll costs as the full-time equivalents increased to 206 at June 30, 2024 from 198 at  June 30, 2023. In addition, decreased loan originations resulted in lower compensation costs being recorded as deferred loan origination costs for the six months ended June 30, 2024.  Information technology increased $237,000, or 13.1%, for the six months ended June 30, 2024, primarily due to increased core banking contract renewal costs, the implementation of new Treasury Services software, and hardware upgrade consulting costs. Professional fees increased $171,000, or 25.7%, for the six months ended June 30, 2024, primarily due to increases in legal fees relating to a litigation settlement and expenses relating to the Company's annual meeting. Other expense increased $601,000, or 26.9%, to $2.8 million for the six months ended June 30, 2024, compared to $2.2 million for the same period in 2023.  In the first half of 2024, we recorded $369,000 of increased legal fees and other expenses related to nonperforming loans and $225,000 for the final resolution of pending litigation and inter-creditor tax liability related to a middle market equipment finance transaction, as well as recording losses totaling $227,000 on sales of foreclosed assets.

Income Taxes

We recorded income tax expense of $1.2 million for the six months ended June 30, 2024, compared to $1.7 million for the six months ended June 30, 2023. Our combined state and federal effective tax rate for the six months ended June 30, 2024 was 23.9%, compared to 25.3% for the six months ended June 30, 2023.  The tax rate for 2024 was favorably impacted by the tax benefit of interest earned on U.S. Treasury Notes and U.S. government-sponsored agency securities.

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

	June 30, 2024	March 31, 2024	December 31, 2023	Quarter Change	Six-Month Change
	(Dollars in thousands)
Criticized - Special Mention:
Multi-family residential real estate	$—	$1,386	$1,333	$(1,386)	$(1,333)
Nonresidential real estate	433	436	—	(3)	433
Commercial loans and leases:
Asset-based and factored receivables	11,360	8,052	10,587	3,308	773
Consumer	3	2	5	1	(2)
	$11,796	$9,876	$11,925	$1,920	$(129)

Classified - Performing Substandard:
One-to-four family residential real estate	$167	$204	$272	$(37)	$(105)
Multi-family residential real estate	1,421	—	—	1,421	1,421
Nonresidential real estate	457	465	—	(8)	457
Commercial loans and leases:
Asset-based and factored receivables	2,933	3,173	3,368	(240)	(435)
Equipment finance:
Government	34	36	—	(2)	34
Corporate - Investment-rated	—	11	—	(11)	—
Corporate - Other	112	386	688	(274)	(576)
Small ticket	75	—	—	75	75
Consumer	3	5	3	(2)	—
	$5,202	$4,280	$4,331	$922	$871

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2024, we have no loans in this category.

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets:

	June 30, 2024	March 31, 2024	December 31, 2023	Quarter Change	Six-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$39	$34	$37	$5	$2
Nonresidential real estate	380	—	—	380	380
Commercial loans and leases - Equipment finance:
Government	18,889	18,889	18,956	—	(67)
Corporate - Investment-rated	—	—	52	—	(52)
Corporate - Other	947	1,020	1,579	(73)	(632)
Middle market	—	437	472	(437)	(472)
Small ticket	559	129	235	430	324
	20,814	20,509	21,331	305	(517)
Loans past due over 90 days, still accruing	—	—	1,007	—	(1,007)

Other real estate owned	—	—	405	—	(405)
Other foreclosed assets	1,898	2,332	2,372	(434)	(474)

Total nonperforming assets	$22,712	$22,841	$25,115	$(129)	$(2,403)

Ratios:
Allowance for credit losses to total loans	0.82%	0.81%	0.79%
Allowance for credit losses to nonperforming loans	39.12	40.22	37.36
Nonperforming loans to total loans	2.09	2.02	2.11
Nonperforming assets to total assets	1.54	1.54	1.69
Nonaccrual loans to total loans	2.09	2.02	2.01
Nonaccrual loans to total assets	1.41	1.39	1.43

Nonperforming Assets

Nonperforming assets remained stable at approximately $22.7 million at June 30, 2024 and March 31, 2024, compared to $25.1 million at December 31, 2023. The Company’s ratio of nonperforming assets to total assets remained at 1.54% as of June 30, 2024 and March 31, 2024, compared to 1.69% as of December 31, 2023.

In 2023, we classified two U.S. Government equipment finance exposures totaling $18.9 million as nonperforming assets. Given the unexpected conduct by the U.S. Government in these two transactions and information we learned about similar activity encountered by other participants in the market, we discontinued originations of U.S. Government equipment finance transactions in early 2023 pending the outcome of our claims.  With respect to these two U.S. Government equipment finance transactions, we submitted the Contract Disputes Act claim for the $10.5 million transaction to the U.S. Government in March 2024.  The prime contractor received a procedural response to the claim from the U.S. Government in the second quarter of 2024 and we expect the next response to this claim from the U.S. Government during the third quarter of 2024.  We submitted the final version of the $8.4 million claim to the prime contractor in early July 2024 following our review of the responses we received to our April 2024 claim submission.

There were no notices of non-renewal received on any federal, state or local government equipment finance transaction to date in 2024.  The $5.9 million equipment finance - Government transactions past due less than 90 days at June 30, 2024, were past due for administrative reasons. We received the scheduled payment in early July 2024 for the $2.6 million U.S. government obligation and we expect to receive all scheduled payments for the $3.3 million State government obligation during the third quarter of 2024.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $25.0 million of FHLB advances outstanding at June 30, 2024 and December 31, 2023.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75% maturing on May 15, 2031. In March 2024, the Company repurchased $1.0 million of these subordinated notes and recorded a gain of $107,000.  At June 30, 2024, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $9.6 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of Prime rate minus 0.50%.  The line of credit has been extended since its original maturity date and the current maturity date is March 28, 2025. The line of credit had no outstanding balance at June 30, 2024.

As of June 30, 2024, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of June 30, 2024, we had no other material commitments for capital expenditures.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A banking organization that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of June 30, 2024, the Bank's Community Bank Leverage Ratio was 11.32%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%. As of June 30, 2024 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2024
Community Bank Leverage Ratio	$165,368	11.32%	$131,469	9.00%

December 31, 2023
Community Bank Leverage Ratio	$161,037	10.85%	$133,577	9.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.20 per share for each of the six months ended June 30, 2024 and June 30, 2023.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2024, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(35,619)	(15.63)%	$68	0.13%
+300	(20,307)	(8.91)	231	0.43
+200	(7,430)	(3.26)	381	0.70
+100	(1,691)	(0.74)	344	0.63

-100	(8,974)	(3.94)	129	0.24
-200	(19,087)	(8.37)	(386)	(0.71)
-300	(33,844)	(14.85)	(1,582)	(2.92)
-400	(49,414)	(21.68)	(3,356)	(6.19)

The table set forth above indicates that at June 30, 2024, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 8.37% decrease in NPV and a $386,000 decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 3.26% decrease in NPV and a $381,000 increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There we no purchases of our common stock made by, or on behalf of us, during the second quarter of 2024.

As of June 30, 2024, the Company had repurchased 8,085,578 shares of its common stock out of the 8,267,771 shares of common stock authorized under the current share repurchase authorization, which will expire on December 15, 2024.  Pursuant to the current share repurchase authorization, there were 182,193 shares of common stock authorized for repurchase as of June 30, 2024.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended  June 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	July 31, 2024	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer