Form 10-Q
period 2024-09-30
BankFinancial CORP
filed 2024-11-05
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At October 31, 2024, there were 12,460,678 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

September 30, 2024

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	September 30, 2024	December 31, 2023
Assets
Cash and due from other financial institutions	$19,412	$19,781
Interest-bearing deposits in other financial institutions	118,866	158,703
Cash and cash equivalents	138,278	178,484
Interest-bearing time deposits in other financial institutions	22,005	29,513
Securities, at fair value	264,905	153,203
Loans receivable, net of allowance for credit losses: September 30, 2024, $7,899 and December 31, 2023, $8,345	923,939	1,050,761
Foreclosed assets, net	1,966	2,777
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises held-for-sale	—	523
Premises and equipment, net	22,674	22,950
Accrued interest receivable	6,929	7,542
Bank-owned life insurance	18,277	18,469
Deferred taxes	3,590	4,512
Other assets	7,607	11,160
Total assets	$1,417,660	$1,487,384

Liabilities
Deposits
Noninterest-bearing	$226,882	$260,851
Interest-bearing	972,530	1,000,772
Total deposits	1,199,412	1,261,623
Borrowings	20,000	25,000
Subordinated notes, net of unamortized issuance costs	18,726	19,678
Advance payments by borrowers for taxes and insurance	8,213	9,003
Accrued interest payable and other liabilities	12,201	16,697
Total liabilities	1,258,552	1,332,001

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,460,678 shares issued at September 30, 2024 and 12,475,881 shares issued at December 31, 2023	125	125
Additional paid-in capital	83,301	83,457
Retained earnings	76,524	74,426
Accumulated other comprehensive loss	(842)	(2,625)
Total stockholders’ equity	159,108	155,383
Total liabilities and stockholders’ equity	$1,417,660	$1,487,384

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$12,300	$14,276	$39,002	$43,014
Securities:
Taxable	47	48	148	147
Tax exempt	2,572	716	6,024	2,522
Other	1,967	1,854	6,712	3,549
Total interest income	16,886	16,894	51,886	49,232
Interest expense
Deposits	4,775	3,470	13,735	8,531
Borrowings and Subordinated notes	450	470	1,387	1,304
Total interest expense	5,225	3,940	15,122	9,835
Net interest income	11,661	12,954	36,764	39,397

Provision for credit losses - loans	472	180	435	85
Provision for (recovery of) credit losses - unfunded commitments	13	(44)	(60)	(89)
Provision for (recovery of) credit losses	485	136	375	(4)

Net interest income after provision for (recovery of) credit losses	11,176	12,818	36,389	39,401

Noninterest income
Deposit service charges and fees	915	836	2,558	2,482
Loan servicing fees	97	98	350	368
Trust and insurance commissions and annuities income	405	290	1,204	933
Losses on sales of securities	—	—	—	(454)
(Loss) gain on sale of premises and equipment	(20)	—	(104)	9
Valuation adjustment on bank premises held-for-sale	—	—	—	(585)
Loss on bank-owned life insurance	(14)	(88)	(192)	(259)
Gain on repurchase of Subordinated notes	—	—	107	—
Other	99	104	296	298
Total noninterest income	1,482	1,240	4,219	2,792

Noninterest expense
Compensation and benefits	5,441	5,369	17,436	16,553
Office occupancy and equipment	1,532	2,046	5,634	6,115
Advertising and public relations	117	171	319	623
Information technology	971	944	3,022	2,758
Professional fees	299	366	1,135	1,038
Supplies, telephone, and postage	281	311	859	965
FDIC insurance premiums	156	222	461	658
Other	1,287	1,361	4,119	3,592
Total noninterest expense	10,084	10,790	32,985	32,302
Income before income taxes	2,574	3,268	7,623	9,891
Income tax expense	581	899	1,786	2,577
Net income	$1,993	$2,369	$5,837	$7,314
Basic and diluted earnings per common share	$0.16	$0.19	$0.47	$0.58
Basic and diluted weighted average common shares outstanding	12,460,678	12,578,494	12,463,127	12,655,305

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$1,993	$2,369	$5,837	$7,314
Unrealized holding gain on securities arising during the period	1,193	1,099	2,409	2,260
Tax effect	(310)	(286)	(626)	(588)
Unrealized holding gain on securities, net of tax	883	813	1,783	1,672
Reclassification adjustment for loss included in net income	—	—	—	454
Tax effect, included in income tax expense	—	—	—	(119)
Reclassification adjustment for loss included in net income, net of tax	—	—	—	335
Other comprehensive gain, net of tax	883	813	1,783	2,007
Comprehensive income	$2,876	$3,182	$7,620	$9,321

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
For the three months ended

Balance at July 1, 2023	$126	$84,603	$72,492	$(4,918)	$152,303
Net income	—	—	2,369	—	2,369
Other comprehensive income, net of tax effect	—	—	—	813	813
Repurchase and retirement of common stock (53,088 shares)	(1)	(470)	—	—	(471)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,259)	—	(1,259)
Balance at September 30, 2023	$125	$84,133	$73,602	$(4,105)	$153,755

Balance at July 1, 2024	$125	$83,301	$75,777	$(1,725)	$157,478
Net income	—	—	1,993	—	1,993
Other comprehensive income, net of tax effect	—	—	—	883	883
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,246)	—	(1,246)
Balance at September 30, 2024	$125	$83,301	$76,524	$(842)	$159,108

For the nine months ended

Balance at December 31, 2022	$127	$85,848	$71,808	$(6,112)	$151,671
Cumulative effect of change in accounting principle	—	—	(1,719)	—	(1,719)
Net income	—	—	7,314	—	7,314
Other comprehensive income, net of tax effect	—	—	—	2,007	2,007
Repurchase and retirement of common stock (195,207 shares)	(2)	(1,715)	—	—	(1,717)
Cash dividends declared on common stock ($0.30 per share)	—	—	(3,801)	—	(3,801)
Balance at September 30, 2023	$125	$84,133	$73,602	$(4,105)	$153,755

Balance at December 31, 2023	$125	$83,457	$74,426	$(2,625)	$155,383
Net income	—	—	5,837	—	5,837
Other comprehensive income, net of tax effect	—	—	—	1,783	1,783
Repurchase and retirement of common stock (15,203 shares)	—	(156)	—	—	(156)
Cash dividends declared on common stock ($0.30 per share)	—	—	(3,739)	—	(3,739)
Balance at September 30, 2024	$125	$83,301	$76,524	$(842)	$159,108

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$5,837	$7,314
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	435	85
Recovery of credit losses - unfunded commitments	(60)	(89)
Depreciation and amortization	786	1,093
Net change in net deferred loan origination costs	303	(123)
Losses on sales of securities	—	454
Valuation adjustment on bank premises held-for-sale	—	585
Loss (gain) on disposal of premises and equipment	104	(9)
Loss on sale of foreclosed assets	227	15
Foreclosed assets write-down	—	70
Foreclosed assets valuation adjustments	—	48
Loss on bank-owned life insurance	192	259
Gain on redemption of Subordinated notes	(107)	—
Net change in:
Accrued interest receivable	613	(1,005)
Other assets	(17)	1,362
Accrued interest payable and other liabilities	(5,015)	(4,841)
Net cash from operating activities	3,298	5,218
Cash flows from investing activities
Net change in interest-bearing time deposits in other financial institutions	7,508	(492)
Securities:
Proceeds from maturities	169,455	12,000
Proceeds from principal repayments	543	540
Proceeds from sale of securities	—	42,631
Purchases of securities	(274,015)	—
Net change in loans receivable	125,912	118,262
Proceeds from sale of foreclosed assets	701	362
Proceeds from sale of premises and equipment	537	690
Purchase of premises and equipment, net	(1,343)	(1,311)
Net cash from investing activities	29,298	172,682
Cash flows used in financing activities
Net change in:
Deposits	(62,211)	(99,106)
Advance payments by borrowers for taxes and insurance	(790)	6,514
Proceeds from Federal Home Loan Bank advances	—	35,000
Repayments of Federal Home Loan Bank advances	(5,000)	(10,000)
Proceeds from repurchase of Subordinated notes	(906)	—
Repurchase and retirement of common stock	(156)	(1,717)
Cash dividends paid on common stock	(3,739)	(3,801)
Net cash used in financing activities	(72,802)	(73,110)
Net change in cash and cash equivalents	(40,206)	104,790
Beginning cash and cash equivalents	178,484	66,771
Ending cash and cash equivalents	$138,278	$171,561

Supplemental disclosures of cash flow information:
Interest paid	$14,968	$9,405
Income taxes paid	1,719	2,760
Income taxes refunded	—	20
Assets transferred to premises held-for-sale	—	1,799
Loans transferred to foreclosed assets	117	921
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	592	—

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, the “Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and  nine-month periods ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2024 or for any other period.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. These receivables are included in loans receivable on the Consolidated Statements of Financial Condition, and as commercial loans and leases in Note 4 - Loans Receivable.  The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls.  Customer reserves  may be used to pay customers’ obligations to various third parties as directed by the customer. Customer reserves are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $2.3 million and $5.9 million at September 30, 2024 and December 31, 2023, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $675,000 and $2.1 million at September 30, 2024 and December 31, 2023, respectively.

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

Newly Issued Not Yet Effective Accounting Standards: In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures.  The amendments expand the disclosure requirements of income taxes, primarily related to the income tax rate reconciliation and income taxes paid.  The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred income tax liabilities.  The amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within  fiscal years beginning after December 15, 2025.  Earlier adoption is permitted.  The adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 2 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income available to common stockholders	$1,993	$2,369	$5,837	$7,314
Basic and diluted weighted average common shares outstanding	12,460,678	12,578,494	12,463,127	12,655,305
Basic and diluted earnings per common share	$0.16	$0.19	$0.47	$0.58

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities

September 30, 2024
Municipal securities	$928	$10	$(1)	$937
U.S. Treasury Notes	123,307	24	(1,065)	122,266
U.S. government-sponsored agencies	137,898	56	(129)	137,825
Mortgage-backed securities - residential	3,011	30	(52)	2,989
Collateralized mortgage obligations - residential	899	—	(11)	888
	$266,043	$120	$(1,258)	$264,905
December 31, 2023
Municipal securities	$930	$12	$(8)	$934
U.S. Treasury Notes	115,920	—	(3,412)	112,508
U.S. government-sponsored agencies	35,446	7	(62)	35,391
Mortgage-backed securities - residential	3,431	27	(91)	3,367
Collateralized mortgage obligations - residential	1,023	—	(20)	1,003
	$156,750	$46	$(3,593)	$153,203

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

	September 30, 2024
	Amortized Cost	Fair Value
Due in one year or less	$135,578	$134,776
Due after one year through five years	126,555	126,252
	262,133	261,028
Mortgage-backed securities - residential	3,011	2,989
Collateralized mortgage obligations - residential	899	888
	$266,043	$264,905

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
September 30, 2024
Municipal securities	—	$—	$—	1	$224	$(1)	1	$224	$(1)
U.S. Treasury Notes	—	—	—	84	62,656	(1,065)	84	62,656	(1,065)
U.S. government-sponsored agencies	8	69,871	(129)	—	—	—	8	69,871	(129)
Mortgage-backed securities - residential	—	—	—	7	1,398	(52)	7	1,398	(52)
Collateralized mortgage obligations - residential	—	—	—	5	888	(11)	5	888	(11)
	8	$69,871	$(129)	97	$65,166	$(1,129)	105	$135,037	$(1,258)

December 31, 2023
Municipal securities	—	$—	$—	1	$217	$(8)	1	$217	$(8)
U.S. Treasury Notes	—	—	—	170	112,508	(3,412)	170	112,508	(3,412)
U.S. government-sponsored agencies	2	8,987	(13)	4	17,951	(49)	6	26,938	(62)
Mortgage-backed securities - residential	—	—	—	17	2,627	(91)	17	2,627	(91)
Collateralized mortgage obligations - residential	—	—	—	6	1,003	(20)	6	1,003	(20)
	2	$8,987	$(13)	198	$134,306	$(3,580)	200	$143,293	$(3,593)

U.S. Treasury Notes, U.S. government-sponsored agencies and the other available-for-sale securities reflected in the above table that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2024, but the unrealized loss was not recognized into income because the U.S. Treasury Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values of these securities are expected to recover as maturity dates of these securities approach.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	September 30, 2024	December 31, 2023
One-to-four family residential real estate	$15,634	$18,945
Multi-family residential real estate	524,340	527,460
Nonresidential real estate	109,799	118,016
Commercial loans and leases	280,218	393,321
Consumer	1,847	1,364
	931,838	1,059,106
Allowance for credit losses	(7,899)	(8,345)
Loans, net	$923,939	$1,050,761

Net deferred loan origination costs included in the table above were $1.4 million and  $1.7 million as of September 30, 2024 and  December 31, 2023, respectively.

Allowance for Credit Losses - Loans

The following table represents the activity in the Allowance for Credit Losses (“ACL”) by class of loans:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
For the three months ended

September 30, 2024
Beginning balance	$324	$4,843	$1,397	$1,524	$54	$8,142
Provision for (recovery of) credit losses	(52)	(44)	18	536	14	472
Loans charged off	—	—	—	(731)	(12)	(743)
Recoveries	22	6	—	—	—	28
	$294	$4,805	$1,415	$1,329	$56	$7,899

September 30, 2023
Beginning balance	$326	$4,679	$1,245	$2,943	$33	$9,226
Provision for (recovery of) credit losses	(62)	(136)	(95)	461	12	180
Loans charged off	—	—	—	(889)	(14)	(903)
Recoveries	32	4	—	20	—	56
	$296	$4,547	$1,150	$2,535	$31	$8,559

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
For the nine months ended

September 30, 2024
Beginning balance	$295	$4,549	$1,166	$2,303	$32	$8,345
Provision for (recovery of) credit losses	(28)	240	249	(87)	61	435
Loans charged off	—	—	—	(899)	(37)	(936)
Recoveries	27	16	—	12	—	55
	$294	$4,805	$1,415	$1,329	$56	$7,899

September 30, 2023
Beginning balance, prior to adoption of ASC 326	$281	$4,017	$1,234	$2,548	$49	$8,129
Impact of adopting ASC 326	99	630	66	1,122	(10)	1,907
Beginning balance, after adoption of ASC 326	380	4,647	1,300	3,670	39	10,036
Provision for (recovery of) credit losses	(128)	(115)	(150)	444	34	85
Loans charged off	—	—	—	(1,606)	(43)	(1,649)
Recoveries	44	15	—	27	1	87
	$296	$4,547	$1,150	$2,535	$31	$8,559

As of  September 30, 2024 and  December 31, 2023 we had $274,000 and $335,000, respectively, recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
September 30, 2024
Loans:
Loans individually evaluated	$57	$1,458	$393	$20,565	$—	$22,473
Loans collectively evaluated	15,577	522,882	109,406	259,653	1,847	909,365
	$15,634	$524,340	$109,799	$280,218	$1,847	$931,838
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	294	4,805	1,415	1,329	56	7,899
	$294	$4,805	$1,415	$1,329	$56	$7,899

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2023
Loans:
Loans individually evaluated	$67	$—	$—	$21,982	$—	$22,049
Loans collectively evaluated	18,878	527,460	118,016	371,339	1,364	1,037,057
	$18,945	$527,460	$118,016	$393,321	$1,364	$1,059,106
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	295	4,549	1,166	2,303	32	8,345
	$295	$4,549	$1,166	$2,303	$32	$8,345

Collateral Dependent Loans

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. The Company had $3.2 million of collateral dependent loans secured by real estate or business assets as of September 30, 2024 and December 31, 2023.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Individually Evaluated Loans

The following tables present loans individually evaluated by class of loans:

					Three Months Ended		Nine Months Ended
					September 30, 2024		September 30, 2024
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
September 30, 2024
With no related allowance recorded:
One-to-four family residential real estate	$51	$57	$—	$—	$58	$1	$60	$2
Multi-family residential real estate	1,416	1,458	—	—	972	—	324	27
Nonresidential real estate	366	393	—	—	393	—	173	3
Commercial loans and leases	21,758	20,565	1,193	—	20,629	2	20,763	11
	$23,591	$22,473	$1,193	$—	$22,052	$3	$21,320	$43

					Year ended
					December 31, 2023
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2023
With no related allowance recorded:
One-to-four family residential real estate	$66	$67	$—	$—	$76	$4
Commercial loans and leases	23,954	21,982	450	—	16,542	35
	$24,020	$22,049	$450	$—	$16,618	$39

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
September 30, 2024
One-to-four family residential real estate	$34	$—
Multi-family residential real estate	1,458	—
Nonresidential real estate	393	—
Commercial loans and leases	20,446	—
	$22,331	$—
December 31, 2023
One-to-four family residential real estate	$37	$—
Commercial loans and leases	21,294	1,007
	$21,331	$1,007

Nonaccrual loans and individually evaluated loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans individually evaluated.

The Company’s reserve for uncollected loan interest was $2.2 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by portfolio segment:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
September 30, 2024
One-to-four family residential real estate loans	$—	$93	$—	$93	$34	$15,507	$15,634
Multi-family residential real estate:
Senior notes	—	—	—	—	1,242	483,349	484,591
Junior notes	—	—	—	—	216	39,533	39,749
Nonresidential real estate:
Owner occupied	—	—	—	—	—	17,154	17,154
Non-owner occupied	—	—	—	—	393	92,252	92,645
Commercial loans and leases:
Commercial	204	52	—	256	1,221	156,184	157,661
Equipment finance - Government	802	—	—	802	19,225	64,781	84,808
Equipment finance - Corporate Investment-grade	—	—	—	—	—	37,749	37,749
Consumer	4	3	—	7	—	1,840	1,847
	$1,010	$148	$—	$1,158	$22,331	$908,349	$931,838

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2023
One-to-four family residential real estate loans	$12	$18	$—	$30	$37	$18,878	$18,945
Multi-family residential real estate:
Senior notes	—	—	—	—	—	485,281	485,281
Junior notes	—	—	—	—	—	42,179	42,179
Nonresidential real estate:
Owner occupied	—	—	—	—	—	20,901	20,901
Non-owner occupied	—	—	—	—	—	97,115	97,115
Commercial loans and leases:
Commercial	234	26	666	926	2,285	208,770	211,981
Equipment finance - Government	3,147	5,028	—	8,175	18,956	105,134	132,265
Equipment finance - Corporate Investment-grade	7	—	341	348	53	48,674	49,075
Consumer	8	5	—	13	—	1,351	1,364
	$3,408	$5,077	$1,007	$9,492	$21,331	$1,028,283	$1,059,106

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

At  September 30, 2024 and  December 31, 2023, the Company had no loan modifications that meet the definition described in ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” for additional reporting.

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

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
September 30, 2024
One-to-four family residential real estate	$15,436	$—	$164	$34	$15,634
Multi-family residential real estate	522,196	—	686	1,458	524,340
Nonresidential real estate	108,527	430	449	393	109,799
Commercial loans and leases	249,774	5,298	4,700	20,446	280,218
Consumer	1,841	3	3	—	1,847
	$897,774	$5,731	$6,002	$22,331	$931,838

	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2023
One-to-four family residential real estate	$18,636	$—	$272	$37	$18,945
Multi-family residential real estate	526,127	1,333	—	—	527,460
Nonresidential real estate	118,016	—	—	—	118,016
Commercial loans and leases	357,384	10,587	4,056	21,294	393,321
Consumer	1,356	5	3	—	1,364
	$1,021,519	$11,925	$4,331	$21,331	$1,059,106

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
September 30, 2024

One-to-four family residential real estate loans:
Risk-rating
Pass	$—	$486	$—	$—	$58	$11,790	$3,102	$15,436
Substandard	—	—	—	—	—	25	139	164
Nonaccrual	—	—	—	—	—	19	15	34
	$—	$486	$—	$—	$58	$11,834	$3,256	$15,634
One-to-four family residential real estate loans:
Current period recoveries	$—	$—	$—	$—	$—	$27	$—	$27
Multi-family residential real estate:
Risk rating
Pass	$24,789	$38,045	$205,905	$109,415	$55,552	$82,380	$6,110	$522,196
Substandard	—	—	—	—	—	686	—	686
Nonaccrual	—	216	1,242	—	—	—	—	1,458
	$24,789	$38,261	$207,147	$109,415	$55,552	$83,066	$6,110	$524,340
Multi-family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$16	$—	$16
Nonresidential real estate:
Risk rating
Pass	$15,299	$14,994	$47,565	$14,994	$7,449	$7,412	$814	$108,527
Special mention	—	—	430	—	—	—	—	430
Substandard	449	—	—	—	—	—	—	449
Nonaccrual	—	—	393	—	—	—	—	393
	$15,748	$14,994	$48,388	$14,994	$7,449	$7,412	$814	$109,799
Commercial loans and leases:
Risk rating
Pass	$20,069	$35,761	$85,127	$39,359	$14,519	$1,133	$53,806	$249,774
Special mention	—	—	—	—	—	—	5,298	5,298
Substandard	—	—	119	—	13	—	4,568	4,700
Nonaccrual	—	139	19,619	—	688	—	—	20,446
	$20,069	$35,900	$104,865	$39,359	$15,220	$1,133	$63,672	$280,218
Commercial loans and leases:
Current period gross charge-offs	$—	$(292)	$(127)	$(43)	$(437)	$—	$—	$(899)
Current period recoveries	—	—	—	5	7	—	—	12
	$—	$(292)	$(127)	$(38)	$(430)	$—	$—	$(887)
Consumer:
Risk rating
Pass	$791	$200	$3	$53	$49	$38	$707	$1,841
Special mention	—	—	—	—	—	—	3	3
Substandard	—	—	—	—	—	—	3	3
	$791	$200	$3	$53	$49	$38	$713	$1,847
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(37)	$(37)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
December 31, 2023

One-to-four family residential real estate loans:
Risk-rating
Pass	$489	$—	$—	$130	$—	$14,213	$3,804	$18,636
Substandard	—	—	—	—	—	127	145	272
Nonaccrual	—	—	—	—	—	16	21	37
	$489	$—	$—	$130	$—	$14,356	$3,970	$18,945
One-to-four family residential real estate loans:
Current-period gross charge-offs	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Current period recoveries	—	—	—	—	—	45	—	45
	$—	$—	$—	$—	$—	$44	$—	$44
Multi-family residential real estate:
Risk rating
Pass	$43,386	$211,525	$112,667	$57,743	$22,064	$70,007	$8,735	$526,127
Special mention	118	1,215	—	—	—	—	—	1,333
	$43,504	$212,740	$112,667	$57,743	$22,064	$70,007	$8,735	$527,460
Multi-family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$20	$—	$20
Nonresidential real estate:
Risk rating
Pass	$17,618	$53,256	$21,939	$7,787	$9,024	$8,288	$104	$118,016
Commercial loans and leases:
Risk rating
Pass	$50,015	$137,615	$63,028	$33,004	$3,028	$1,379	$69,315	$357,384
Special mention	—	—	—	—	—	—	10,587	10,587
Substandard	—	666	—	22	—	—	3,368	4,056
Nonaccrual	11	20,204	524	555	—	—	—	21,294
	$50,026	$158,485	$63,552	$33,581	$3,028	$1,379	$83,270	$393,321
Commercial loans and leases:
Current period gross charge-offs	$(20)	$(1,850)	$—	$(306)	$—	$—	$—	$(2,176)
Current period recoveries	—	—	37	40	—	—	—	77
	$(20)	$(1,850)	$37	$(266)	$—	$—	$—	$(2,099)
Consumer:
Risk rating
Pass	$336	$8	$140	$80	$247	$—	$545	$1,356
Special mention	—	—	—	—	—	—	5	5
Substandard	—	—	—	—	—	—	3	3
	$336	$8	$140	$80	$247	$—	$553	$1,364
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(52)	$(52)
Current period recoveries	—	—	—	—	—	—	1	1
	$—	$—	$—	$—	$—	$—	$(51)	$(51)

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

	September 30, 2024			December 31, 2023
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Other real estate owned	$—	$—	$—	$472	$(67)	$405
Other foreclosed assets	1,966	—	1,966	2,416	(44)	2,372
	$1,966	$—	$1,966	$2,888	$(111)	$2,777

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$1,898	$950	$2,777	$476
New foreclosed assets	68	—	117	921
Valuation adjustments	—	(48)	—	(48)
Valuation reductions from sales	—	—	111	—
Direct write-downs	—	—	—	(70)
Sales	—	—	(1,039)	(377)
Ending balance	$1,966	$902	$1,966	$902

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$—	$—	$111	$—
Additions charged to expense	—	48	—	48
Reductions from sales	—	—	(111)	—
Ending balance	$—	$48	$—	$48

The were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2024 and  December 31, 2023.  At September 30, 2024, other foreclosed assets consisted of machinery repossessed in connection with equipment finance leases.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	September 30, 2024		December 31, 2023
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due September 16, 2024	—%	$—	4.55%	$5,000
Fixed-rate advance from FHLB, due March 17, 2025	4.27%	5,000	4.27%	5,000
Fixed-rate advance from FHLB, due September 17, 2025	4.20%	5,000	4.20%	5,000
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000	4.15%	5,000
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	4.06%	5,000
Subordinated notes, due May 15, 2031	3.75%	18,726	3.75%	19,678
Line of credit, due March 28, 2025	7.50%	—	8.00%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At September 30, 2024 and  December 31, 2023, there were $274,000 and $322,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 28, 2025.  The line of credit had no outstanding balance at  September 30, 2024 and December 31, 2023.

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

Foreclosed assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Foreclosed assets are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Premises held-for-sale: At the time of transfer to held-for sale, these assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. These assets are evaluated on a quarterly basis for additional impairment and adjusted as necessary. During 2023, we recorded a valuation adjustment of $553,000 at the time of transfer of two of our retail branches to premises held-for-sale.  During the second quarter of 2023, we recorded an additional valuation adjustment of $32,000 on our Hazel Crest office based on the purchase price of the then pending sale agreement for the facility.

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2024
Securities:
Municipal securities	$—	$937	$—	$937
U.S. Treasury Notes	122,266	—	—	122,266
U.S. government-sponsored agencies	—	137,825	—	137,825
Mortgage-backed securities – residential	—	2,989	—	2,989
Collateralized mortgage obligations – residential	—	888	—	888
	$122,266	$142,639	$—	$264,905
December 31, 2023
Securities:
Municipal securities	$—	$934	$—	$934
U.S. Treasury Notes	112,508	—	—	112,508
U.S. government-sponsored agencies	—	35,391	—	35,391
Mortgage-backed securities – residential	—	3,367	—	3,367
Collateralized mortgage obligations – residential	—	1,003	—	1,003
	$112,508	$40,695	$—	$153,203

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2023
Other real estate owned	$—	$—	$405	$405
Other foreclosed assets	—	—	387	387

At  September 30, 2024 and  December 31, 2023, there were no individually evaluated loans that were measured using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At  September 30, 2024, there were no foreclosed assets with valuation allowances.  At  December 31, 2023, other real estate owned had a carrying value of $472,000 less a valuation allowance of $67,000, or $405,000, and other foreclosed assets had a carrying value of $431,000 less a valuation allowance of $44,000, or $387,000. There were no valuation adjustments of foreclosed assets recorded for the three and nine months ended  September 30, 2024 and there was a $48,000 valuation adjustment of other foreclosed assets recorded in the three and nine months ended September 30, 2023.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
December 31, 2023
Other real estate owned	$405	Sales comparison	Discount applied to valuation	10.0%
Other foreclosed assets	387	Sales comparison	Discount applied to valuation	6.2%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2024 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents and time deposits in other financial institutions	$160,283	$114,464	$45,819	$—	$160,283
Securities	264,905	122,266	142,639	—	264,905
Loans receivable, net of allowance for credit losses	923,939	—	—	881,875	881,875
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	6,929	258	1,274	5,397	6,929
Financial liabilities
Certificates of deposit	228,485	—	227,782	—	227,782
Borrowings	20,000	—	20,085	—	20,085
Subordinated notes	18,726	—	17,290	—	17,290

		Fair Value Measurements at December 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents and time deposits in other financial institutions	$207,997	$177,169	$30,828	$—	$207,997
Securities	153,203	112,508	40,695	—	153,203
Loans receivable, net of allowance for credit losses	1,050,761	—	—	997,897	997,897
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	7,542	475	500	6,567	7,542
Financial liabilities
Certificates of deposit	222,391	—	220,222	—	220,222
Borrowings	25,000	—	24,960	—	24,960
Subordinated notes	19,678	—	17,698	.	17,698

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Deposit service charges and fees	$915	$836	$2,558	$2,482
Loan servicing fees (1)	97	98	350	368
Trust and insurance commissions and annuities income	405	290	1,204	933
Losses on sales of securities (1)	—	—	—	(454)
(Loss) gain on sale of premises and equipment	(20)	—	(104)	9
Valuation adjustment on bank premises held-for-sale (1)	—	—	—	(585)
Loss on bank-owned life insurance (1)	(14)	(88)	(192)	(259)
Gain on repurchase of Subordinated notes (1)	—	—	107	—
Other (1)	99	104	296	298
Total noninterest income	$1,482	$1,240	$4,219	$2,792

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $308,000 and $332,000 for the three months ended September 30, 2024 and 2023, respectively.  Interchange income was $934,000 and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Trust and insurance commissions and annuities income: The Company earns trust, insurance commissions and annuities income from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at month-end. Fees that are transaction-based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e., the trade date. Other related services provided include fees the Company earns, which are based on a fixed fee schedule and are recognized when the services are rendered.

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the nine months ended September 30, 2024 and 2023 were not financed by the Company.

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

Overview

We reported net income of $2.0 million, or $0.16 per common share, for the three months ended September 30, 2024. At September 30, 2024, we had total assets of $1.418 billion, total loans of $923.9 million, total deposits of $1.199 billion and stockholders' equity of $159 million.

In the third quarter of 2024, interest income decreased by $769,000 primarily due to declines in commercial loans and lease balances.  Interest expense increased by $146,000 due to retail depositors seeking higher-yielding account types.  Our tax-equivalent net interest margin decreased to 3.47% from 3.67%.

Noninterest income increased by $206,000, primarily due to increased deposit service charges and fees and trust department income, as well as improved returns on bank-owned life insurance.

Noninterest expense decreased by $1.1 million.  Compensation and benefits declined by $502,000 due to a 9% reduction in full time equivalent headcount since the end of the first quarter of 2024 and reduced incentive compensation expense.  Office occupancy and information technology expense declined by $407,000 due to adjustments to estimated real estate tax accruals and reduced transaction processing software expense.

Cash & Cash-Equivalent Assets

For the quarter ended September 30, 2024, cash and cash equivalent assets represented 9.8% of total assets, compared to 10.3% of total assets at June 30, 2024.

Investment Securities Portfolio

For the quarter ended September 30, 2024, total investment securities increased by $42.0 million due to $139.0 million in purchases, offset by $98.5 million of maturities and redemptions of U.S. Treasury Notes and U.S. government-sponsored agency securities. The investment securities portfolio had a weighted-average term to maturity of 1.09 years as of September 30, 2024, with an after-tax unrealized loss of $842,000 or 0.5% of Tier 1 capital.

Loan Portfolio

Our loan portfolio declined by $63.8 million in the third quarter of 2024.  Multi-family residential loans decreased by $3.2 million (0.6%) due to scheduled loan repayments.  Commercial finance balances decreased by $21.8 million (23.5%) primarily due to a planned $18.8 million reduction in balances from principal repayments and line of credit payoffs within the healthcare finance portfolio and lessor finance portfolio for risk management purposes.  Equipment finance balances declined by $37.2 million (15.1%) due to scheduled repayments, partially offset by modestly higher originations of corporate equipment finance transactions.  The average yield on our loan portfolio decreased to 5.07%.

Loan demand for all commercial credit categories was muted for the first two months of the third quarter of 2024.  Towards the end of the quarter, demand for multi-family residential loans and nonresidential real estate loans expected to fund in the fourth quarter of 2024 increased due to lower market interest rates and expanded marketing activities.  Demand for new equipment finance transactions remained stagnant while the equipment finance pipeline duration extended further due to delays in delivery and installation for approved equipment finance transactions.  Demand for commercial finance transactions and commercial line utilization remained sporadic, as borrowers utilized available liquidity instead of unused credit availability; however, increased marketing to small- and medium-businesses continued to produce modest improvements in new credit facility opportunities compared to previous quarters.

Asset Quality

The ratio of nonperforming assets to total assets increased to 1.71% at September 30, 2024, from 1.54% at June 30, 2024, inclusive of two U.S. Government equipment finance transactions totaling $18.9 million.  Excluding these two U.S. Government transactions, our ratio of nonperforming assets to total assets would have been 0.38% at September 30, 2024.  The Bank placed a $1.5 million multi-family residential borrower relationship in the Chicago MSA market on nonaccrual status until the pending receivership and sale of the collateral is consummated in the fourth quarter of 2024.   Past due trends improved, and nonperforming asset resolution activity continued to accelerate during the third quarter of 2024.

Our allowance for credit losses increased to 0.85% of total loans at September 30, 2024, compared to 0.82% at June 30, 2024.

Deposit Portfolio

Total deposits decreased by $52.9 million (4.2%).  Noninterest-bearing demand deposit balances declined by $35.7 million, primarily due to the withdrawal of $20.0 million deposited in connection with the acquisition of a commercial real estate property late in the second quarter of 2024, the liquidation of $4.8 million in cash collateral securing a commercial finance letter of credit drawn by the beneficiary, and typical balance volatility for certain other commercial depositors.  Interest-bearing deposit balances (consisting of interest-bearing NOW accounts, money market accounts and savings deposits) declined by $22.1 million primarily due to seasonal expenses such as real estate taxes, college tuition and capital expenditures, with competition from equity markets and non-bank money market mutual funds also being a contributing factor.  Certificates of deposits increased by $5.0 million due to retail depositors seeking higher long-term yields in anticipation of lower short-term market yields in the future. The cost of our total retail and commercial deposits increased to 1.94% during the third quarter of 2024 from 1.87% at June 30, 2024.  Core deposits represented 81% of total deposits, with noninterest-bearing demand deposits representing 19% of total deposits at September 30, 2024.  Total commercial deposits were 20% of total deposits at September 30, 2024 and 22% of total deposits at June 30, 2024. FDIC-insured deposits represented 84.42% of total deposits and collateralized public funds deposits represented 1.92% of total deposits as of September 30, 2024.

Capital Adequacy

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 11.11% at September 30, 2024.  The book value of the Company’s common shares increased to $12.77 at September 30, 2024 from $12.64 at June 30, 2024.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2024	December 31, 2023	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,417,660	$1,487,384	$(69,724)
Loans, net	923,939	1,050,761	(126,822)
Securities, at fair value	264,905	153,203	111,702
Deposits	1,199,412	1,261,623	(62,211)
Borrowings	20,000	25,000	(5,000)
Subordinated notes, net of unamortized issuance costs	18,726	19,678	(952)
Equity	159,108	155,383	3,725

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands)
Selected Operating Data:
Interest income	$16,886	$16,894	$(8)	0.0%	$51,886	$49,232	$2,654	5.4%
Interest expense	5,225	3,940	1,285	32.6	15,122	9,835	5,287	53.8
Net interest income	11,661	12,954	(1,293)	(10.0)	36,764	39,397	(2,633)	(6.7)
Provision for (recovery of) credit losses	485	136	349	256.6	375	(4)	379	(9,475.0)
Net interest income after provision for (recovery of) credit losses	11,176	12,818	(1,642)	(12.8)	36,389	39,401	(3,012)	(7.6)
Noninterest income	1,482	1,240	242	19.5	4,219	2,792	1,427	51.1
Noninterest expense	10,084	10,790	(706)	(6.5)	32,985	32,302	683	2.1
Income before income taxes	2,574	3,268	(694)	(21.2)	7,623	9,891	(2,268)	(22.9)
Income tax expense	581	899	(318)	(35.4)	1,786	2,577	(791)	(30.7)
Net income	$1,993	$2,369	$(376)	(15.9)%	$5,837	$7,314	$(1,477)	(20.2)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.56%	0.63%	0.53%	0.64%
Return on equity (ratio of net income to average equity) (1)	5.03	6.16	4.95	6.37
Average equity to average assets	11.08	10.18	10.75	10.00
Net interest rate spread (1) (2)	2.90	3.16	3.03	3.27
Net interest margin (TEB) (1) (3) (4)	3.47	3.57	3.58	3.61
Efficiency ratio (5)	76.73	76.02	80.48	76.56
Noninterest expense to average total assets (1)	2.82	2.86	3.01	2.81
Average interest-earning assets to average interest-bearing liabilities	133.26	136.78	134.53	136.49
Dividends declared per share	$0.10	$0.10	$0.30	$0.30
Dividend payout ratio	62.52%	53.16%	64.06%	51.98%

	At September 30, 2024	At December 31, 2023
Asset Quality Ratios:
Nonperforming assets to total assets (6)	1.71%	1.69%
Nonperforming loans to total loans	2.40	2.11
Allowance for credit losses to nonperforming loans	35.37	37.36
Allowance for credit losses to total loans	0.85	0.79
Capital Ratios:
Equity to total assets at end of period	11.22%	10.45%
Tier 1 leverage ratio (Bank only)	11.48%	10.85%
Other Data:
Number of full-service offices	18	18
Employees (full-time equivalents)	198	205

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	Calculated on a tax-equivalent basis assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(5)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(6)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total assets decreased $69.7 million, or 4.7%, to $1.418 billion at September 30, 2024, from $1.487 billion at December 31, 2023. The decrease in total assets was primarily due to decreases in cash and cash equivalents and loans receivable, partially offset by an increase in securities.  Cash and cash equivalents decreased $40.2 million to $138.3 million at September 30, 2024, from $178.5 million at December 31, 2023, while loans receivable decreased $126.8 million to $923.9 million.   Securities increased $111.7 million to $264.9 million at September 30, 2024.

Our loan portfolio consists primarily of investment and business loans (multi-family, nonresidential real estate, and commercial loans and leases), which together totaled 98.1% of gross loans at September 30, 2024. During the nine months ended September 30, 2024, commercial loans and leases decreased by $113.1 million, or 28.8%, and nonresidential real estate loans decreased by $8.2 million, or 7.0%.  The decrease in commercial loans and leases was primarily due to decreases in government and corporate leases of $47.5 million and $28.5 million, respectively, due to scheduled payments and payoffs.  The decrease in nonresidential real estate loans was due to $11.0 million of payments and payoffs in the first nine months of 2024.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family residential real estate lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At September 30, 2024, $316.2 million, or 60.4%, of our multi-family residential real estate loans were in the Metropolitan Statistical Area for Chicago, Illinois; $70.7 million, or 13.5%, were in Florida; $68.0 million, or 13.0%, were in Texas; and $26.3 million, or 5.0%, were in North Carolina. This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  At September 30, 2024, our concentrations within the nonresidential real estate portfolio were retail shopping malls of $46.5 million, or 42.4%; office buildings of $17.2 million, or 15.6%; mixed use buildings of $13.4 million, or 12.2%; and industrial buildings of $10.4 million, or 9.4%.  We experienced no material adverse developments in the portfolio related to hurricane activity affecting these geographic markets.

Total liabilities decreased $73.4 million, or 5.5%, to $1.259 billion at September 30, 2024, from $1.332 billion at December 31, 2023, due to a decrease in total deposits, a $1.0 million repurchase of our Notes, and decreases in accrued interest payable and other liabilities. Total deposits decreased $62.2 million, or 4.9%, to $1.199 billion at September 30, 2024, from $1.262 billion at December 31, 2023. Money market accounts increased $9.6 million, or 3.2%, to $306.7 million at September 30, 2024, from $297.1 million at December 31, 2023. Retail certificates of deposit also increased $6.1 million, or 2.7%, to $228.5 million at September 30, 2024, from $222.4 million at December 31, 2023. These increases were offset by decreases in noninterest-bearing demand deposits of $34.0 million, or 13.0%, to $226.9 million at September 30, 2024, from $260.9 million at December 31, 2023 and interest-bearing NOW accounts of $30.0 million, or 9.8%, to $276.6 million at September 30, 2024, from $306.5 million at December 31, 2023.  Savings accounts decreased $13.9 million, or 8.0%, to $160.8 million at September 30, 2024, from $174.8 million at December 31, 2023.  Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 81.0% of total deposits at September 30, 2024 and 82.4% of total deposits at  December 31, 2023.

Total stockholders’ equity was $159.1 million at September 30, 2024, compared to $155.4 million at December 31, 2023. The increase in total stockholders’ equity was primarily due to net income of $5.8 million for the nine months ended September 30, 2024 and a $1.8 million decrease, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our repurchase of 15,203 shares of our common stock during the nine months ended September 30, 2024 at a total cost of $156,000, and our declaration and payment of cash dividends totaling $3.7 million during the same period.

Operating Results for the Three Months Ended September 30, 2024 and 2023

Net Income. Net income was $2.0 million for the three months ended September 30, 2024, compared to $2.4 million for the three months ended September 30, 2023. Earnings per basic and fully diluted share of common stock were $0.16 for the three months ended September 30, 2024, compared to $0.19 for the three months ended September 30, 2023.

Net Interest Income. Net interest income was $11.7 million for the three months ended September 30, 2024, compared to $13.0 million for the three months ended September 30, 2023.  The $1.3 million decrease in net interest income was primarily due to a $1.3 million increase in interest expense.

The increase in interest expense was due in substantial part to an increase in the weighted average cost of interest-bearing liabilities. The weighted average cost of interest-bearing liabilities increased 56 basis points to 2.04% for the three months ended September 30, 2024, from 1.48% for the three months ended September 30, 2023. The yield on interest-earning assets increased 30 basis points to 4.94% for the three months ended September 30, 2024, from 4.64% for the three months ended September 30, 2023. Total average interest-earning assets decreased $84.4 million, or 5.8%, to $1.360 billion for the three months ended September 30, 2024, from $1.444 billion for the same period in 2023. Total average interest-bearing liabilities decreased $35.4 million, or 3.4%, to $1.020 billion for the three months ended September 30, 2024, from $1.056 billion for the same period in 2023.  The decrease in interest-bearing liabilities is partially attributable to a $33.7 million decrease in average deposits. Our net interest rate spread decreased by 26 basis points to 2.90% for the three months ended September 30, 2024, from 3.16% for the same period in 2023, primarily due to an increase in the cost of deposits.  Our net interest margin, on a tax equivalent basis, decreased ten basis points to 3.47% for the three months ended September 30, 2024, from 3.57% for the same period in 2023.

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

	For the Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$964,827	$12,300	5.07%	$1,141,788	$14,276	4.96%
Securities	252,735	2,619	4.12	167,046	764	1.81
Stock in FHLB and FRB	7,490	118	6.27	7,490	114	6.04
Other	134,781	1,849	5.46	127,935	1,740	5.40
Total interest-earning assets	1,359,833	16,886	4.94	1,444,259	16,894	4.64
Noninterest-earning assets	71,098			67,163
Total assets	$1,430,931			$1,511,422
Interest-bearing Liabilities:
Savings deposits	$164,233	74	0.18	$183,632	82	0.18
Money market accounts	311,228	2,119	2.71	277,087	1,272	1.82
NOW accounts	277,728	556	0.80	333,275	582	0.69
Certificates of deposit	224,340	2,026	3.59	217,218	1,534	2.80
Total deposits	977,529	4,775	1.94	1,011,212	3,470	1.36
Borrowings and Subordinated notes	42,905	450	4.17	44,662	470	4.18
Total interest-bearing liabilities	1,020,434	5,225	2.04	1,055,874	3,940	1.48
Noninterest-bearing deposits	230,492			272,266
Noninterest-bearing liabilities	21,465			29,486
Total liabilities	1,272,391			1,357,626
Equity	158,540			153,796
Total liabilities and equity	$1,430,931			$1,511,422
Net interest income/Net interest margin (2)		$11,661	3.41%		$12,954	3.56%
Tax equivalent adjustment (3)		210	0.06		58	0.01
Net interest income (TEB) / Net interest margin (TEB) (2) (3)		$11,871	3.47%		$13,012	3.57%

Net interest rate spread (4)			2.90%			3.16%
Net interest-earning assets (5)	$339,399			$388,385

Ratio of interest-earning assets to interest-bearing liabilities	133.26%			136.78%

(1)	Annualized.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Calculated on a tax-equivalent basis (“TEB”) assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

The provision for credit losses – loans for the three months ended September 30, 2024 and 2023 was $472,000 and $180,000, respectively. The provision for, or recovery of, credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at September 30, 2024 or December 31, 2023.  Net charge-offs were $715,000 for the three months ended September 30, 2024, compared to $847,000 for the three months ended September 30, 2023.

The allowance for credit losses as a percentage of nonperforming loans was 35.37% at September 30, 2024, compared to 39.12% at June 30, 2024.  Excluding the effect of the two U.S. Government financing transactions, totaling $18.9 million, on nonaccrual status as of September 30, 2024, the allowance for credit losses as a percentage of nonperforming loans would have been 229.49% at September 30, 2024.

Noninterest Income

	Three Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Deposit service charges and fees	$915	$836	$79
Loan servicing fees	97	98	(1)
Trust and insurance commissions and annuities income	405	290	115
Loss on sale of premises and equipment	(20)	—	(20)
Loss on bank-owned life insurance	(14)	(88)	74
Other	99	104	(5)
Total noninterest income	$1,482	$1,240	$242

Noninterest income increased $242,000, or 19.5%, to $1.5 million, for the three months ended September 30, 2024, compared to $1.2 million for the same period in 2023.  Trust and insurance commissions increased $115,000, or 39.7%, to $405,000 for the three months ended September 30, 2024,compared to $290,000 for the three months ended September 30, 2023.   Loss on bank-owned life insurance decreased $74,000 to $14,000 for the three months ended September 30, 2024,compared to $88,000 for the three months ended September 30, 2023.

Noninterest Expense

	Three Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Compensation and benefits	$5,441	$5,369	$72
Office occupancy and equipment	1,532	2,046	(514)
Advertising and public relations	117	171	(54)
Information technology	971	944	27
Professional fees	299	366	(67)
Supplies, telephone and postage	281	311	(30)
FDIC insurance premiums	156	222	(66)
Other	1,287	1,361	(74)
Total noninterest expense	$10,084	$10,790	$(706)

Noninterest expense decreased $706,000, or 6.5%, to $10.1 million, for the three months ended September 30, 2024, compared to $10.8 million for the same period in 2023, primarily due to decreases in expenses for office occupancy and equipment, advertising, professional fees, FDIC insurance premiums, and other expenses.  These decreases were partially offset by increases in compensation and benefits expense and information technology expense. Office occupancy and equipment decreased $514,000, or 25.1%, for the three months ended September 30, 2024, primarily due to decreases in real estate taxes and rent expense. Advertising expenses decreased $54,000, or 31.6%, to $117,000 for the three months ended September 30, 2024.  FDIC insurance premiums decreased $66,000, or 29.7%, to $156,000 for the three months ended September 30, 2024 due to a decrease in the assessment rate as well as a decrease in the assessment base.

Income Taxes

We recorded income tax expense of $581,000 for the three months ended September 30, 2024, compared to $899,000 for the three months ended September 30, 2023. Our combined state and federal effective tax rate for the three months ended September 30, 2024 was 22.6%, compared to 27.5% for the three months ended September 30, 2023.  The tax rate for 2024 was favorably impacted by the tax benefit of interest earned on U.S. Treasury Notes and U.S. government-sponsored agency securities.

Operating Results for the Nine Months Ended September 30, 2024 and 2023

Net Income. Net income was $5.8 million for the nine months ended September 30, 2024, compared to $7.3 million for the nine months ended September 30, 2023. Earnings per basic and fully diluted share of common stock were $0.47 for the nine months ended September 30, 2024, compared to $0.58 for the nine months ended September 30, 2023.

Net Interest Income. Net interest income was $36.8 million for the nine months ended September 30, 2024, compared to $39.4 million for the nine months ended September 30, 2023. The $2.6 million decrease in net interest income was primarily due to a $5.3 million increase in interest expense, offset partially by the $2.7 million increase in interest income.

The increase in interest expense was due in substantial part to an increase in the weighted average cost of interest-bearing liabilities. The weighted average cost of interest-bearing liabilities increased 73 basis points to 1.95% for the nine months ended September 30, 2024, from 1.22% for the nine months ended September 30, 2023. The yield on interest-earning assets increased 49 basis points to 4.98% for the nine months ended September 30, 2024, from 4.49% for the nine months ended September 30, 2023. Total average interest-earning assets decreased $74.5 million, or 5.1%, to $1.391 billion for the nine months ended September 30, 2024, from $1.466 billion for the same period in 2023. Total average interest-bearing liabilities decreased $39.7 million, or 3.7%, to $1.034 billion for the nine months ended September 30, 2024, from $1.074 billion for the same period in 2023.  The decrease in interest-bearing liabilities is attributable to a $42.3 million decrease in average deposits, partially offset by the increase in FHLB advances in 2023.  Our net interest rate spread decreased by 24 basis points to 3.03% for the nine months ended September 30, 2024, from 3.27% for the same period in 2023, primarily due to an increase in the cost of deposits.  Our net interest margin, on a tax equivalent basis, decreased three basis points to 3.58% for the nine months ended September 30, 2024 from 3.61% for the  nine months ended September 30, 2023.

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

	For the Nine Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$1,001,825	$39,002	5.20%	$1,190,893	$43,014	4.83%
Securities	227,465	6,172	3.62	183,266	2,669	1.95
Stock in FHLB and FRB	7,490	352	6.28	7,490	306	5.46
Other	154,447	6,360	5.50	84,127	3,243	5.15
Total interest-earning assets	1,391,227	51,886	4.98	1,465,776	49,232	4.49
Noninterest-earning assets	70,363			64,456
Total assets	$1,461,590			$1,530,232
Interest-bearing Liabilities:
Savings deposits	$169,002	226	0.18	$194,123	259	0.18
Money market accounts	310,124	6,023	2.59	278,898	3,016	1.45
NOW accounts	288,247	1,707	0.79	357,035	1,881	0.70
Certificates of deposit	223,024	5,779	3.46	202,594	3,375	2.23
Total deposits	990,397	13,735	1.85	1,032,650	8,531	1.10
Borrowings and Subordinated notes	43,745	1,387	4.24	41,241	1,304	4.23
Total interest-bearing liabilities	1,034,142	15,122	1.95	1,073,891	9,835	1.22
Noninterest-bearing deposits	245,820			276,080
Noninterest-bearing liabilities	24,473			27,279
Total liabilities	1,304,435			1,377,250
Equity	157,155			152,982
Total liabilities and equity	$1,461,590			$1,530,232
Net interest income/Net interest margin (2)		$36,764	3.53%		$39,397	3.59%
Tax equivalent adjustment (3)		494	0.05		205	0.02
Net interest income (TEB) / Net interest margin (TEB) (2) (3)		$37,258	3.58%		$39,602	3.61%

Net interest rate spread (4)			3.03%			3.27%
Net interest-earning assets (5)	$357,085			$391,885

Ratio of interest-earning assets to interest-bearing liabilities	134.53%			136.49%

(1)	Annualized.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Calculated on a tax-equivalent basis (“TEB”) assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Allowance and Provision for Credit Losses

The provision for credit losses – loans for the nine months ended September 30, 2024 and 2023 was $435,000 and $85,000, respectively. The provision for, or recovery of, credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at September 30, 2024 or December 31, 2023.  Net charge-offs were $881,000 for the nine months ended September 30, 2024, compared to $1.6 million for the nine months ended September 30, 2023.

The allowance for credit losses as a percentage of nonperforming loans was 35.37% at September 30, 2024, compared to 37.36% at December 31, 2023.

Noninterest Income

	Nine Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Deposit service charges and fees	$2,558	$2,482	$76
Loan servicing fees	350	368	(18)
Trust and insurance commissions and annuities income	1,204	933	271
Losses on sales of securities	—	(454)	454
(Loss) gain on sale of premises and equipment	(104)	9	(113)
Valuation adjustment on bank premises held-for-sale	—	(585)	585
Loss on bank-owned life insurance	(192)	(259)	67
Gain on repurchase of Subordinated notes	107	—	107
Other	296	298	(2)
Total noninterest income	$4,219	$2,792	$1,427

Noninterest income increased $1.4 million to $4.2 million, for the nine months ended September 30, 2024, compared to $2.8 million for the same period in 2023. Trust and insurance commissions increased $271,000, or 29.0%, to $1.2 million for the nine months ended September 30, 2024, compared to $933,000 for the nine months ended September 30, 2023.  2023 results include the sales of investment securities at a loss of $454,000 and a $585,000 valuation adjustment on two of our retail branches transferred to premises held-for sale. In March 2024, we repurchased $1.0 million of our Notes and recorded a $107,000 gain on repurchase.

Noninterest Expense

	Nine Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Compensation and benefits	$17,436	$16,553	$883
Office occupancy and equipment	5,634	6,115	(481)
Advertising and public relations	319	623	(304)
Information technology	3,022	2,758	264
Professional fees	1,135	1,038	97
Supplies, telephone and postage	859	965	(106)
FDIC insurance premiums	461	658	(197)
Other	4,119	3,592	527
Total noninterest expense	$32,985	$32,302	$683

Noninterest expense increased $683,000, or 2.1%, to $33.0 million, for the nine months ended September 30, 2024, compared to $32.3 million for the same period in 2023, primarily due to increases in expenses for compensation and benefits, information technology, and other expenses. Compensation and benefits expense increased $883,000, or 5.3% to $17.4 million, for the nine months ended September 30, 2024, compared to $16.6 million for the same period in 2023, due in part to increased payroll costs and benefit costs, in addition to decreased loan originations resulting in lower compensation costs being recorded as deferred loan origination costs for the nine months ended September 30, 2024.  Information technology expenses increased $264,000, or 9.6%, for the nine months ended September 30, 2024, primarily due to increased core banking contract renewal costs, the implementation of new Treasury Services software, and hardware upgrade consulting costs.  FDIC insurance premiums decreased $197,000, or 29.9%, to $461,000 for the nine months ended September 30, 2024 due to a decrease in the assessment rate as well as a decrease in the assessment base.  Other expense increased $527,000, or 14.7%, to $4.1 million for the nine months ended September 30, 2024, compared to $3.6 million for the same period in 2023.  Year to date 2024, we recorded $407,000 of increased legal fees and other expenses related to nonperforming loans and $225,000 for the final resolution of pending litigation and inter-creditor tax liability related to a middle market equipment finance transaction, as well as recording losses totaling $227,000 on sales of foreclosed assets.

Income Taxes

We recorded income tax expense of $1.8 million for the nine months ended September 30, 2024, compared to $2.6 million for the nine months ended September 30, 2023. Our combined state and federal effective tax rate for the nine months ended September 30, 2024 was 23.4%, compared to 26.1% for the nine months ended September 30, 2023.  The tax rate for 2024 was favorably impacted by the tax benefit of interest earned on U.S. Treasury Notes and U.S. government-sponsored agency securities.

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

	September 30, 2024	June 30, 2024	December 31, 2023	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Criticized - Special Mention:
Multi-family residential real estate	$—	$—	$1,333	$—	$(1,333)
Nonresidential real estate	430	433	—	(3)	430
Commercial loans and leases:
Asset-based and factored receivables	5,298	11,360	10,587	(6,062)	(5,289)
Consumer	3	3	5	—	(2)
	$5,731	$11,796	$11,925	$(6,065)	$(6,194)

Classified - Performing Substandard:
One-to-four family residential real estate	$164	$167	$272	$(3)	$(108)
Multi-family residential real estate	686	1,421	—	(735)	686
Nonresidential real estate	449	457	—	(8)	449
Commercial loans and leases:
Asset-based and factored receivables	4,568	2,933	3,368	1,635	1,200
Equipment finance:
Government	34	34	—	—	34
Corporate - Other	85	112	688	(27)	(603)
Small ticket	13	75	—	(62)	13
Consumer	3	3	3	—	—
	$6,002	$5,202	$4,331	$800	$1,671

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2024, we have no loans in this category.

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets:

	September 30, 2024	June 30, 2024	December 31, 2023	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$34	$39	$37	$(5)	$(3)
Multi-family residential real estate	1,458	—	—	1,458	1,458
Nonresidential real estate	393	380	—	13	393
Commercial loans and leases - Equipment finance:
Government	19,225	18,889	18,956	336	269
Corporate - Investment-rated	—	—	52	—	(52)
Corporate - Other	882	947	1,579	(65)	(697)
Middle market	—	—	472	—	(472)
Small ticket	339	559	235	(220)	104
	22,331	20,814	21,331	1,517	1,000
Loans past due over 90 days, still accruing	—	—	1,007	—	(1,007)

Other real estate owned	—	—	405	—	(405)
Other foreclosed assets	1,966	1,898	2,372	68	(406)

Total nonperforming assets	$24,297	$22,712	$25,115	$1,585	$(818)

Ratios:
Allowance for credit losses to total loans	0.85%	0.82%	0.79%
Allowance for credit losses to nonperforming loans	35.37	39.12	37.36
Nonperforming loans to total loans	2.40	2.09	2.11
Nonperforming assets to total assets	1.71	1.54	1.69
Nonaccrual loans to total loans	2.40	2.09	2.01
Nonaccrual loans to total assets	1.58	1.41	1.43

Nonperforming Assets

Nonperforming assets increased $1.6 million during the third quarter, to $24.3 million at September 30, 2024, compared to $22.7 million at June 30, 2024, and $25.1 million at December 31, 2023. The increase was primarily due to a $1.5 million multi-family residential borrower relationship in the Chicago MSA market that we placed on nonaccrual status pending the expected sale of the collateral in the fourth quarter 2024. The Company’s ratio of nonperforming assets to total assets was 1.71% as of September 30, 2024 compared to 1.69% as of December 31, 2023.

In 2023, we classified two U.S. Government equipment finance exposures totaling $18.9 million as nonperforming assets. Given the unexpected conduct by the U.S. Government in these two transactions and information we learned about similar activity encountered by other participants in the market, we discontinued originations of U.S. Government equipment finance transactions in early 2023 pending the outcome of our claims.  With respect to these two U.S. Government equipment finance transactions, we submitted Contract Disputes Act claims to the U.S. Government in March 2024 for the $10.5 million transaction and in August 2024 for the $8.4 million transaction.  As of September 30, 2024, both claims remain under review by the respective government entities.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $20.0 million of FHLB advances outstanding at September 30, 2024 and $25.0 million at December 31, 2023.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank.  The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75% maturing on May 15, 2031. In March 2024, the Company repurchased $1.0 million of these subordinated notes and recorded a gain of $107,000.  At September 30, 2024, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $12.8 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of Prime rate minus 0.50%.  The line of credit has been extended since its original maturity date and the current maturity date is March 28, 2025. The line of credit had no outstanding balance at September 30, 2024.

As of September 30, 2024, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of September 30, 2024, we had no other material commitments for capital expenditures.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  Beginning January 1, 2022, banking organizations that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of September 30, 2024, the Bank's Community Bank Leverage Ratio was 11.48%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%. As of September 30, 2024 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2024
Community Bank Leverage Ratio	$163,355	11.48%	$128,084	9.00%

December 31, 2023
Community Bank Leverage Ratio	$161,037	10.85%	$133,577	9.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.30 per share for each of the nine months ended September 30, 2024 and September 30, 2023.

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

Quantitative Analysis. The following table sets forth, as of September 30, 2024, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(27,241)	(14.27)%	$(1,366)	(2.85)%
+300	(11,232)	(5.88)	(804)	(1.68)
+200	(3,020)	(1.58)	(386)	(0.80)
+100	772	0.40	(101)	(0.21)

-100	(7,605)	(3.98)	639	1.33
-200	(16,637)	(8.72)	727	1.51
-300	(25,651)	(13.44)	160	0.33
-400	(24,579)	(12.88)	(580)	(1.21)

The table set forth above indicates that at September 30, 2024, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 8.72% decrease in NPV and a $727,000 increase in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.58% decrease in NPV and a $386,000 decrease in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There we no purchases of our common stock made by, or on behalf of us, during the third quarter of 2024.

As of September 30, 2024, the Company had repurchased 8,085,578 shares of its common stock out of the 8,267,771 shares of common stock authorized under the current share repurchase authorization, which will expire on December 15, 2024.  Pursuant to the current share repurchase authorization, there were 182,193 shares of common stock authorized for repurchase as of September 30, 2024.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended  September 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	November 5, 2024	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer