Form 10-K
period 2024-12-31
BankFinancial CORP
filed 2025-03-24
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates on June 30, 2024 determined using a per share closing price on that date of $10.29, as quoted on The Nasdaq Global Select Market, was $117.5 million.

At  March 21, 2025, there were 12,460,678 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2025 Annual Meeting of Stockholders (Part III)

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (ii) interest rate movements and/or inflation and their impact on the economy, customer behavior and our net interest margin;  (iii) changes in U.S. Government or State Government budgets, appropriations or funding allocation policies or practices affecting our credit exposures to U.S. Government or State governments, agencies or related entities, or borrowers dependent on the receipt of Federal or State appropriations, including but not limited to, defense, healthcare, transportation, education and law enforcement programs; (iv) less than anticipated loan and lease growth; (v) additional provisions for credit losses may be required in the future;  (vi) for any significant credit exposure, borrower-specific adverse developments with respect to the adequacy of cash flows, liquidity or collateral;  (vii) the inherent credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs; (viii) adverse economic conditions in general, or specific events such as a pandemic or national or international war, act of conflict or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (ix) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments;(x) our ability to manage liquidity, including the percentage of uninsured deposits in the portfolio; (xi) our ability to attract and retain key employees;  (xii) the ability of third party providers to perform their obligations to us; (xiii) changes in our ability to continue to pay dividends, either at the current rate or not at all;  (xiv) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for credit losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (xv) changes, disruptions or illiquidity in national or global financial markets; (xvi) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xvii) factors affecting our ability to access deposits or cost-effective funding; (xviii) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xix) higher federal deposit insurance premiums; (xx) higher than expected overhead, infrastructure and compliance costs; (xxi) changes in accounting principles, policies or guidelines; (xxii) the effects of any federal government shutdown or failure to enact legislation related to the maximum permitted amount of U.S. Government debt obligations; and (xxiii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions.

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

Lending Activities

Our loan portfolio consists primarily of multi-family residential real estate loans, nonresidential real estate loans, and commercial loans and leases, which collectively represented $878.7 million, or 98.2%, of our gross loan portfolio of $895.2 million at December 31, 2024. At December 31, 2024, $522.0 million, or 58.3%, of our loan portfolio consisted of multi-family residential real estate loans; $108.2 million, or 12.1%, of our loan portfolio consisted of nonresidential real estate loans; and $248.6 million, or 27.8%, of our loan portfolio consisted of commercial loans and leases.  At December 31, 2024, $14.8 million, or 1.7%, of our loan portfolio consisted of one-to-four family residential real estate loans, of which $2.8 million, or 0.31%, were loans to investors secured by non-owner occupied residential properties.

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

At December 31, 2024, our deposits totaled $1.218 billion. Interest-bearing deposits totaled $978.7 million, or 80.4% of total deposits, and noninterest-bearing demand deposits totaled $238.8 million, or 19.6% of total deposits. Savings, money market and NOW account deposits totaled $743.7 million, or 61.1% of total deposits, and certificates of deposit totaled $235.0 million, or 19.3% of total deposits, of which $177.9 million had maturities of one year or less.

Related Products and Services

The Bank provides trust and financial planning services through our Trust Department. The Bank’s wholly-owned subsidiary, Financial Assurance Services, Inc. (“Financial Assurance”), sells property and casualty insurance and other insurance products on an agency basis. For the year ended December 31, 2024, Financial Assurance recorded net income of $260,000. At December 31, 2024, Financial Assurance had one part-time employee. The Bank’s other wholly-owned subsidiary, BFIN Asset Recovery Company, LLC (formerly BF Asset Recovery Corporation), holds title to and sells certain Bank-owned real estate acquired through foreclosure and collection actions, and recorded a net loss of $2,000 for the year ended December 31, 2024.

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

Employees

At December 31, 2024, the Bank had 173 full-time employees and 48 part-time employees. Our employees are not represented by a collective bargaining unit and we consider our working relationship with our employees to be good.

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

At December 31, 2024, the Bank’s capital exceeded all applicable regulatory requirements, the Bank was considered well-capitalized under the prompt corrective action framework, as subsequently discussed, and it had a capital conservation buffer above the applicable requirement.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10% and have currently set the ratio at 9%. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.  As of December 31, 2024, the Bank's Community Bank Leverage Ratio was 11.23%.

Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2024, the Bank was in compliance with the loan-to-one-borrower limitations.

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

Community Reinvestment Act and Fair Lending Laws. All national banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a national bank, the OCC is required to evaluate and rate the bank’s record of compliance with the CRA. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers. The Bank’s CRA performance has been rated as “Outstanding,” the highest possible CRA rating, in each of the CRA performance evaluations that have been conducted by the Bank’s primary federal regulator since 1998. In 2023, the FDIC, the FRB, and the OCC issued a final rule to strengthen and modernize the CRA regulations.  Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test.  The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. However, the rule is subject to legal challenges that have delayed the implementation date and compliance deadlines.

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

The Bank’s authority to extend credit to it and its affiliates' directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. These provisions generally require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons, and that they not involve more than the normal risk of repayment or present other unfavorable features (subject to an exception for certain benefit or compensation programs open to employees generally). In addition, there are limitations on the amount of credit that can be extended to such persons, individually and in the aggregate based on a percentage of the Bank’s unimpaired capital and surplus. Extensions of credit to such persons in excess of specified limits must receive the prior approval of the majority of the Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional restrictions. The Bank does not extend credit to its executive officers or members of its Board of Directors.

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

At December 31, 2024, the Bank met the criteria for being considered “well-capitalized.” The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital requirement provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

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

On November 29, 2023, the FDIC adopted a final rule, effective on April 1, 2024, to implement a special assessment to recover the loss arising from the protection of uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in the spring of 2023. The FDIC is collecting the special assessment at a quarterly rate of 3.36 basis points, multiplied by an insured depository institution’s estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits, over an initial eight quarterly assessment periods and currently projects that the special assessment will be collected for an initial two quarters at a lower rate. The first of the initial eight-quarterly collection periods was the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024) with a payment date of June 28, 2024.

The FDIC has authority to increase insurance assessments. Any significant future increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what its insurance assessment rates will be in the future.

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

Federal Reserve System. The Bank is a member of the Federal Reserve System, which consists of 12 regional Federal Reserve Banks. As a member of the Federal Reserve System, the Bank is required to acquire and hold shares of capital stock in its regional Federal Reserve Bank, the Federal Reserve Bank of Chicago, in specified amounts. As of December 31, 2024, the Bank was in compliance with these requirements. The FRB also provides a backup source of funding to depository institutions through the regional Federal Reserve Banks pursuant to section 10B of the Federal Reserve Act and Regulation A. In general, eligible depository institutions have access to three types of discount window credit: primary credit, secondary credit, and seasonal credit. All discount window loans must be collateralized to the satisfaction of the lending regional Federal Reserve Bank.

Federal Home Loan Bank System. The Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks, provides a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in specified amounts. As of December 31, 2024, the Bank was in compliance with this requirement.

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

Changes in market interest rates could adversely affect our financial condition and results of operations

Our financial condition and results of operations are significantly affected by changes in market interest rates because our assets, primarily loans and leases, and our liabilities, primarily deposits, are monetary in nature. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Market interest rates are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events, and changes in the U.S. and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, including credit risk spreads, and by balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables which themselves are impacted by changes in market interest rates. As a result, changes in market interest rates, and especially a decline in interest rates, can significantly affect our net interest income as well as the fair market valuation of our assets and liabilities, particularly if they occur more quickly or to a greater extent than anticipated.  At December 31, 2024, we recorded other comprehensive losses of $562,000 related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

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

The soundness of other financial institutions could adversely affect us

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could materially and adversely affect our results of operations.

Risks Related to our Lending Activities

Our commercial real estate loans constitute a concentration of credit and thus are subject to enhanced regulatory scrutiny and require us to utilize enhanced risk management techniques

A substantial portion of our loan portfolio is secured by real estate. Our commercial real estate loan portfolio generally consists of multi-family residential real estate loans originated in selected geographic markets and nonresidential real estate loans originated predominantly in the Chicago market. At December 31, 2024, our loan portfolio included $522.0 million in multi-family residential real estate loans, or 58.3% of total loans, and $92.0 million in non-owner occupied nonresidential real estate loans, or 10.3% of total loans. These commercial real estate loans represented 368.12% of the Bank’s $166.8 million total risk-based capital at December 31, 2024. Concentrations of credit are pools of loans whose collective performance has the potential to affect a bank negatively even if each individual transaction within the pool is soundly underwritten. When loans in a pool are sensitive to the same economic, financial, or business development, that sensitivity, if triggered, could cause the sum of the transactions to perform as if it were a single, large exposure. As such, concentrations of credit add a dimension of risk that compounds the risk inherent in individual loans.

The OCC expects banks to implement board-approved policies and procedures to identify, measure, monitor, and control concentration risks, taking into account the potential impact on earnings and capital under stressed market conditions, economic downturns, and periods of general market illiquidity as well as normal market conditions. Enhanced risk management is required for commercial real estate concentrations exceeding 300% of total risk-based capital. The Bank has established board-approved policies and procedures to identify, measure, monitor, control and stress test its concentrations of credit. The Bank has taken other specific steps to mitigate concentrations of credit risk, including the establishment of concentrations of credit limits based on loan type and geography, the maintenance of capital in excess of the minimum regulatory requirements, the establishment of appropriate underwriting standards for specific loan types and geographic markets, active portfolio management and an emphasis on originating multi-family residential real estate loans that qualify for 50% risk-weighting under the regulatory capital rules. At December 31, 2024, $254.9 million of the Bank’s multi-family residential real estate loans, or 48.8% of the Bank’s total multi-family residential real estate loan portfolio, qualified for 50% risk-weighting under the regulatory capital rules. The Bank’s earnings and capital could be materially and adversely impacted if economic, financial, or business developments were to occur that materially and adversely impacted all or a material portion of the Bank’s commercial real estate loans and caused them to perform as a single, large exposure.

Repayment of our commercial and commercial real estate loans typically depends on the cash flows of the borrower. If a borrower's cash flows weaken or become uncertain, the loan may need to be classified, the collateral securing the loan may decline in value and we may need to increase our credit loss reserves or record a charge-off

We underwrite our commercial and commercial real estate loans primarily based on the historical and expected cash flows of the borrower, or in the case of Accounts Receivable Commercial Finance, primarily based on the creditworthiness of the account debtors as the principal source of repayment. Although we consider collateral in the underwriting process, it is a secondary consideration that generally relates to the risk of loss in the event of a borrower default for most commercial loan types where the borrower's cash flow is the principal source of repayment. We follow the OCC's published guidance for assigning risk-ratings to loans, which emphasizes the strength of the borrower's cash flow, or for asset-based loans, a sustainable source of liquidity to fund business operations. The OCC's loan risk-rating guidance provides that the primary consideration in assigning risk-ratings to standard commercial and commercial real estate loans is the strength of the primary source of repayment, which is defined as a sustainable source of cash under the borrower's control that is reserved, explicitly or implicitly, to cover the debt obligation. The OCC's loan risk-rating guidance for standard commercial loans and commercial real estate loans typically does not consider secondary repayment sources until the strength of the primary repayment source weakens, and collateral values typically do not have a significant impact on a loan's risk rating until a loan is classified. Consequently, if a borrower's cash flows weaken or become uncertain, the loan may need to be classified, whether or not the loan is performing or fully secured. In addition, real estate appraisers typically place significant weight on the cash flows generated by income-producing real estate and the reliability of the cash flows in performing valuations. Increases in market capitalization rates for multi-family residential or nonresidential real estate properties arising from increases in market interest rates or declining macroeconomic conditions such as rising unemployment could adversely affect collateral values.  Thus, economic or borrower-specific conditions that cause a decline in a borrower's cash flows could cause our loan classifications to increase and the net realizable value of the collateral securing our loans to decline, and require us to increase our credit loss reserves, record charge-offs, or increase our capital levels.  In addition, if we foreclose on these loans, our holding period for the collateral may be longer than for a single or multi-family residential property if there are fewer potential purchasers of the collateral.

Repayment of our equipment finance transactions is typically dependent on the cash flows of the lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value

We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. An equipment finance transaction results when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our equipment finance transaction entail many of the same types of risks as our commercial loans.  Equipment finance transactions generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under equipment finance transactions.  In the event of a default on an equipment finance transaction, the proceeds from the sale of the leased equipment may not be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2024, our equipment finance portfolio totaled $182.1 million, or 20.3% of our total loan portfolio.

Our loan portfolio includes loans or asset financing agreements to the U.S. Government, State Governments, local governments or related entities, private  healthcare providers and non-profit entities, and the repayment of these credit exposures is largely dependent upon the receipt of appropriations for and cash payments from government programs

The repayment of these credit exposures is largely dependent on the borrower's receipt of payments and reimbursements from U.S. Government and individual state government programs, including Medicaid, Medicare and state-level assistance programs, for the services they have provided. The ability of the borrowers to service loans we have made to them may be adversely impacted by the financial ability of the U.S. Government, individual state governments or local governments to make direct reimbursement payments, or, via managed healthcare organizations operating under agreements with the federal government or individual states, to make indirect reimbursements for the services provided. The failure of a direct or indirect payor to make payments to a contractor, subcontractor or provider, or a significant delay in the making of such reimbursements, could adversely affect the ability of the operators of these facilities to repay their obligations to us. In addition, changes to national health care policy involving private health insurance policies may also affect the business prospects and financial condition or operations of commercial loan customers and commercial lessees involved in health care-related businesses.  We continue to reduce risk exposures in all loan categories as appropriate, especially with respect to the government equipment finance and the healthcare finance portfolios.  The  government equipment finance and the healthcare finance portfolios both decreased significantly in 2024.  The government equipment finance portfolio decreased 47.2%, from $132.3 million at December 31, 2023 to $69.8 million at December 31, 2024 and the healthcare finance portfolio decreased 53.9%, from $34.2 million at December 31, 2023 to $15.8 million at December 31, 2024.

If our allowance for credit losses is not sufficient to cover actual losses, our earnings would be adversely impacted

In the event that our loan customers do not repay their loans according to their terms, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balance, including expenses of collecting the loan and managing and liquidating the collateral, we could experience significant credit losses or increase our provision for credit losses or both, which could have a material adverse effect on our operating results. At December 31, 2024, our allowance for credit losses was $7.6 million, which represented 0.85% of total loans and 44.71% of nonperforming loans as of that date. In determining the amount of our allowance for credit losses, we rely on internal and external loan reviews, our historical experience and our evaluation of economic conditions, among other factors. In addition, we make various estimates and assumptions about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets, if any, serving as collateral for the repayment of our loans. We also make judgments concerning our legal positions and the priority of our liens and security interests in contested legal or bankruptcy proceedings, and at times, we may lack sufficient information to establish adequate specific reserves for loans involved in such proceedings. We base these estimates, assumptions and judgments on information that we consider reliable, but if an estimate, assumption or judgment that we make ultimately proves to be incorrect, additional provisions to our allowance for credit losses may become necessary. In addition, our emphasis on loan and lease growth and on increasing our portfolios of commercial business loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses in the future. In addition, as an integral part of their supervisory and/or examination process, the OCC periodically reviews the methodology for and the sufficiency of the allowance for credit losses. The OCC has the authority to require us to recognize additions to the allowance based on their inclusion, exclusion or modification of risk factors or differences in judgments of information available to them at the time of their examination.

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

As of December 31, 2024, we had a net operating loss (“NOL”) carryforward for Illinois, which begins to expire in 2031 and fully expires in 2044 pursuant to changes to Illinois law enacted in 2021 and 2024. Based on our long-term Business Plan, we expect that we will fully utilize the Illinois NOL carryforward before it expires in 2044.  However, changes in applicable tax laws, regulations, macroeconomic conditions or market conditions may adversely affect this conclusion in future periods and there can be no assurance that we will be able to fully realize our deferred tax assets prior to their scheduled expiration under current applicable law.

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

At December 31, 2024, the Bank has met all of these requirements, including the full 2.5% capital conservation buffer.

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

FDIC deposit insurance could increase in the future

The Dodd-Frank Act required the FDIC to base deposit insurance premiums on an institution's total assets minus its tangible equity instead of its deposits. The FDIC has adopted final regulations that base assessments on a combination of financial ratios and regulatory ratings. The FDIC also revised the assessment schedule and established adjustments that increase assessments so that the range of assessments is now 2.5 basis points to 42 basis points of total assets less tangible equity. If there are any changes in the Bank’s financial ratios and regulatory ratings that require adjustments that increase its assessment, or, if circumstances require the FDIC to impose additional special assessments or further increase its quarterly assessment rates, our results of operations could be adversely impacted.

We may become subject to enforcement actions even though non-compliance was inadvertent or unintentional

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for non-compliance even though the non-compliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

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

Risks Related to Economic Conditions

Adverse changes in local economic conditions and adverse conditions in an industry on which a local market in which we do business depends could negatively affect our financial condition or results of operations

Except for our commercial equipment leasing and commercial finance activities, which we conduct on a nationwide basis, and our multi-family residential real estate lending activities, which we conduct in selected Metropolitan Statistical Areas, including, but not limited to, the Metropolitan Statistical Areas for Chicago, Illinois, Dallas, Texas, Charlotte, North Carolina, and Tampa, Florida, a material portion of our loan and substantially all of our deposit activities are conducted in the Metropolitan Statistical Area for Chicago, Illinois. Our loan and deposit activities are directly affected by, and our financial success depends on, economic conditions within the local markets in which we do business, as well as conditions in the industries on which those markets are economically dependent. A deterioration in local economic conditions, as a result of COVID-19 or otherwise, or in the condition of an industry on which a local market depends could adversely affect such factors as unemployment rates, business formations and expansions, housing demand, apartment vacancy rates and real estate values in the local market, and this could result in, among other things, a decline in loan and lease demand, a reduction in the number of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and nonaccrual loans, a decrease in the value of the collateral for our loans, an increase in our allowance for credit losses and a decline in the net worth and liquidity of our borrowers and guarantors. Any of these factors could negatively affect our financial condition or results of operations.

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

The City of Chicago and the State of Illinois continue to experience significant financial difficulties, and this could adversely impact certain borrowers and the economic vitality of the City and State

The City of Chicago and the State of Illinois continue to experience significant financial difficulties, including material pension funding shortfalls. These issues could impact the economic vitality of the City of Chicago and the State of Illinois and the businesses operating there, encourage businesses to leave the City of Chicago or the State of Illinois, and discourage new employers from starting or moving businesses to there. These issues could also result in delays in the payment of accounts receivable owed to borrowers that conduct business with the State of Illinois and Medicaid payments to nursing homes and other healthcare providers in Illinois, and impair their ability to repay their loans when due.

Interruption of our customers' supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans

Any material interruption in our customers' supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us.  In the event of disruptions in our customers' supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all.  Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

The Trump Administration, during its first term from 2017 to 2021, imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials that our customers import or export. President Trump again has signaled that his new Administration will impose tariffs and retaliatory tariffs against U.S. trading partners. During his election campaign, President Trump indicated that he would impose a 25% tariff against all goods imported from Canada and Mexico, a 60% tariff on goods from China and a blanket tariff of 10% to 20% on other imports to the U.S. On February 1, 2025, President Trump issued an Executive Order imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and resulted in discussions with the countries which have delayed many of the U.S. imposed tariffs while discussions with each trading partner continue.

The above and other potential tariffs and trade restrictions may cause the prices of our customers' products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

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

Risks Related to Environmental and Other Global Matters

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers

Concerns over the long-term impacts of climate change have led to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-focused companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

We could record future losses on our investment securities portfolio

A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these and other securities constitutes a credit related impairment, which could result in material losses to us. These factors include, but are not limited to, failure by the issuer to make scheduled interest payments, the issuer of the securities and their creditworthiness, any changes to the rating of the security and any adverse conditions specifically related to the security that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there remains limited liquidity for these securities.  At December 31, 2024, we recorded other comprehensive losses of $562,000 related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

A lack of liquidity could adversely affect our financial condition and results of operations.

Liquidity is essential to our business. We maintain liquidity in the form of cash and interest-bearing deposits on our balance sheet, and we have additional sources of liquidity from Federal Home Loan Bank advances and other sources.  In addition, 86% of our deposits are insured by the FDIC and we maintain reciprocal FDIC deposit insurance programs up to $10 million for customers with deposits in excess of the $250,000 federal deposit insurance limit. We rely on our ability to generate deposits and effectively manage the repayment of our liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is our deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of our business activity as a result of a downturn in markets or by one or more adverse regulatory actions against us or the financial sector in general. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We could have insufficient liquidity to meet customer demand for funds

We maintain liquidity in the form of cash and interest-bearing deposits on our balance sheet, and we have additional sources of liquidity from Federal Home Loan Bank advances and other sources. In addition, 86% of our deposits are insured by the FDIC and we maintain reciprocal deposit insurance programs up to $10 million for customers with deposits in excess of the $250,000 federal deposit insurance limit. However, unexpected  events could result in rapid withdrawals by customers for which our then-available sources of liquidity may be inadequate.

Rapid or unpredictable changes in U.S. Government policies, program or practices could adversely affect our business.

As a consequence of the 2024 national elections in the United States, the U.S. Government is undergoing rapid and unpredictable changes to long-standing public policies, both domestically and internationally.  The individual and cumulative consequences of these changes are highly uncertain.  Accordingly, the impact of changes directly or directly affecting the domestic or international economy, the amount, scope and timing of federal budgets, expenditures and disbursements, and changes in administrative law or practices could adversely affect our business and our customers.

The emergence of a regional, national or global pandemic, and associated governmental responses, could adversely affect our financial condition and results of operations

Global health concerns relating to avian flu or other significant public health events, and any related government actions taken or not taken to reduce the spread or impact of such events, could affect the macroeconomic conditions, both nationally and in the Company’s existing geographic footprint and have an adverse effect on our financial condition or results of operations.

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

The Information Services Division of the Bank is primarily responsible for identifying, assessing and managing material risks from cyber/information security threats. Information security management is conducted by the Chief Information Officer (CIO) and Chief Information Security Officer (CISO) of the Bank. The CIO has over ten years’ experience with the Bank, including information security technology deployment and previous information technology audit experience. The CISO has more than 15 years of experience with the Bank, with expertise in large-scale systems information security and customer data privacy management.

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

In January 2023, we completed the previously disclosed closings of our Hazel Crest and Naperville branch offices. At the time of transfer, we recorded a $553,000 valuation adjustment on bank premises held-for-sale. During the remainder of 2023, we recorded an additional valuation adjustment of $49,000 on our Hazel Crest branch office based on the purchase price reflected in the pending sale agreement for the facility. In April 2023 we closed on the sale of the Naperville branch.  The Hazel Crest branch sale was finalized in February 2024.

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

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “BFIN.” The approximate number of holders of record of the Company’s common stock as of January 31, 2025 was 869. Certain shares of the Company’s common stock are held in “nominee” or “street” name, and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Recent Sales of Unregistered Securities

The Company had no sales of unregistered stock during the year ended December 31, 2024.

Repurchases of Equity Securities

There were no purchases of our common stock made by, or on our behalf of us, during the fourth quarter of 2024.

.

As of December 31, 2024, the Company had repurchased 8,085,578 shares of its common stock out of the 8,267,771 shares of common stock authorized under the Board's current share repurchase authorization, as amended and extended from time to time. Pursuant to the current share repurchase authorization, there were 182,193 shares of common stock authorized for repurchase as of December 31, 2024.

ITEM 6.	Reserved

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows focuses on certain factors affecting our consolidated financial condition at December 31, 2024 and 2023, and our consolidated results of operations for the two years ended December 31, 2024. Our consolidated financial statements, the related notes and the discussion of our critical accounting policies appearing elsewhere in this Annual Report should be read in conjunction with this discussion and analysis.

Overview

2024 in Review

Net income for 2024 reflects the financial impact of the two U.S. Government Contract Disputes Act claims and the final resolution of the most significant of the two claims in terms of credit exposure. We will continue to vigorously pursue the final resolution of the one remaining U.S. Government Contract Disputes Act claim.

We recorded net income of $4.1 million and basic and diluted earnings per common share of $0.33 for the year ended December 31, 2024.   The Company recorded a net loss of $1.8 million and basic and diluted loss per common share of $0.14 for the fourth quarter of 2024 due to the final settlement of a $10.5 million U.S. Government Contract Disputes Act claim.  Total assets at December 31, 2024, were $1.435 billion, a decrease of $52.6 million (3.5%) compared to December 31, 2023.

Financial Results for Operations

For the year ended December 31, 2024, interest income increased by $2.4 million (3.7%) due to our investment of scheduled loan and lease portfolio repayments into short-term liquidity investments and higher yields earned within the commercial loan portfolio.  Interest expense increased by $5.8 million (40.5%) due to higher rates paid on deposit accounts, as certain depositors managed their funds in a way that benefited from increases in short-term market interest rates.  Accordingly, the Company's net interest income before the provision for credit losses decreased by $3.4 million (6.5%) in 2024.

Noninterest income increased by $1.4 million due to growth in deposit-related fees and trust income, and no losses on the sale of securities or disposition of closed branch facilities, as compared to 2023.  Trust Department income increased by $278,000 due to growth in assets under management during 2024.  Noninterest expense increased by $1.0 million primarily due to a $136,000 increase in employee health benefits expenses, a $438,000 reduction in deferred loan expenses due to lower loan origination volumes, $349,000 in additional legal expenses related to the submission of two U.S. Government equipment finance Contract Disputes Act claims in 2024, and $783,000 in valuation adjustments or final loss on sale primarily related to one nonperforming middle market equipment finance asset and several small ticket equipment finance assets.

Cash & Liquid Assets

Cash and interest-bearing deposits were $84.8 million at December 31, 2024, a decrease of $93.7 million (52.5%) compared to 2023.

Loan Portfolio

Total net loans decreased by $163.2 million (15.5%) to $887.6 million for the year ended 2024.  Multi-family residential loans decreased by $5.5 million (1.0%) primarily due to scheduled loan repayments. Commercial finance balances decreased by $23.5 million (26.1%) primarily due to a planned $18.8 million reduction in balances within the healthcare finance portfolio and lessor finance portfolio for risk management purposes. Equipment finance balances declined by $121.2 million (40.0%) due to scheduled repayments. The average yield on our loan portfolio increased to 5.19%.  Our loan to deposit ratio was 72.9% as of December 31, 2024, compared to 83.3% as of December 31, 2023.

Deposit Portfolio

Total deposits decreased by $44.1 million (3.5%) in 2024, inclusive of $4.4 million in deposit balances that Bank deposit customers transferred to the Bank’s Trust Department. Competition for deposits increased during 2024, particularly from certain regional banks, credit unions and non-bank money market mutual funds during the second and third quarter of 2024.  Deposits increased by $18.1 million in the fourth quarter of 2024 due in part to seasonal factors but also due to reduced price competition for money market accounts and Certificates of Deposit accounts.

Noninterest-bearing demand deposit balances declined by $22.0 million due to retail customer withdrawals for personal or household purpose or transfers to interest-bearing account types, the liquidation of $4.8 million in cash collateral securing a commercial healthcare finance letter of credit drawn by the beneficiary, and typical balance volatility for certain other commercial depositors.

Interest-bearing transaction account balances (consisting of interest-bearing NOW accounts and savings deposits) declined by $43.1 million primarily due to a $9.7 million decline in public funds deposits, retail customer withdrawals for real estate taxes, college tuition and capital expenditures and transfers to higher-yielding money market accounts or certificates of deposit accounts.

Money market account balances increased by $8.5 million due to transfers from other account types and growth in new customer accounts. Certificates of deposits increased by $12.6 million due to retail depositors seeking higher yields on invested funds.

The average yield on our deposit portfolio increased 64 basis points in 2024 from 1.22% for the year ended December 31, 2023, to 1.86% for the year ended December 31, 2024. Core deposits (savings, money market, noninterest-bearing demand and NOW accounts) represented 80.7% of total deposits, with noninterest-bearing demand deposits representing 19.6% of total deposits at December 31, 2024. Total commercial deposits were 20% of total deposits at December 31, 2024.  FDIC-insured deposits represented 84.1% of total deposits and collateralized public funds deposits represented 1.5% of total deposits as of December 31, 2024.

Asset Quality

The ratio of nonperforming loans to total loans was 1.89% and the ratio of nonperforming assets to total assets was 1.28% at December 31, 2024.  Our allowance for credit losses increased to 0.85% of total loans at December 31, 2024, compared to 0.79% at December 31, 2023.   Credit quality remained stable during 2024, with one $1.5 million Chicago MSA multi-family credit exposure placed on nonaccrual status, offset by resolutions of governmental, middle market and small ticket equipment finance nonperforming assets during the year.

On January 3, 2025, the U.S. Government offered to settle a $10.5 million U.S. Government Contract Disputes Act claim that we submitted in February 2024.  Following negotiations with the U.S. Government during the month of January 2025, we agreed to settle the claim for $5.6 million in cash and a return of the unused software licenses. Accordingly, we reduced the balance on the credit exposure to the cash payment due from the U.S. Government, resulting in a $3.8 million after-tax reduction to our net income for the fourth quarter of 2024. Upon the return of the unused licenses by the U.S. Government and confirmation of the ability to remarket the licenses with the vendor, we will determine if any further recovery is feasible under the governing transaction documents and applicable vendor policies.

We continued to reduce risk exposures in all loan categories as appropriate, especially with respect to the government equipment finance and the healthcare finance portfolios. We experienced an increase in loan opportunities in investment real estate and equipment finance in the second and fourth quarters of 2024; however, credit underwriting competition resulted in a low sales conversion rate to new loan originations for multi-family residential loans, nonresidential real estate loans and middle market equipment finance transactions.  We experienced increasing originations of small business lines of credit and new commercial deposit accounts (including new Treasury Services customers) following the release of new products and marketing in the second half of 2024.

Capital Adequacy

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.90% as of December 31, 2024. Throughout 2024, the Company maintained its quarterly dividend rate at $0.10 per common share. The Company repurchased 15,203 common shares during 2024. The book value of the Company’s common shares increased from $12.45 per share at December 31, 2023 to $12.55 per share at December 31, 2024.

Goals for 2025

Given our strong liquidity and capital positions at the beginning of 2025, we expect to accelerate our growth in commercial loan originations for small business and general commercial finance credit facilities consistent with market and macroeconomic conditions. Given current and anticipated market interest rates, it is likely that we will continue to experience limited growth in our multi-family residential real estate and nonresidential real estate portfolio; however, should interest rates decline more significantly than expected, we could also experience reductions in these portfolio balances due to higher prepayment rates.  We expect only modest growth in publicly-rated corporate and large middle market equipment finance transaction originations, as higher market interest rates and new equipment prices combine to reduce the quantity of new opportunities while competition for the highest quality transactions continues to intensify.

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

We will continue to place less reliance on physical locations, and increase our use of proven technology, to improve the breadth, effectiveness and efficiency of customer service delivery, particularly with respect to commercial loan and deposit customers. We recognize the importance of carefully managing information security and other risks inherent to information technology.

We expect that there may be volatility in market interest rates, loan demand and deposit balances resulting from changes in U.S. Government and Federal Reserve Bank policies during 2025. We believe we are prepared for increases or decreases in interest rates and changes to market liquidity conditions, with an emphasis on maintaining and expanding our interest income in the most likely interest rate scenarios. We will maintain our focus on operating expense efficiency and asset quality to the maximum extent feasible given the expected economic environment and our business plan priorities.

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

	At and For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,434,814	$1,487,384	$1,575,442
Loans, net	887,586	1,050,761	1,226,743
Securities, at fair value	360,530	182,716	210,338
Deposits	1,217,541	1,261,623	1,374,934
Borrowings	20,000	25,000	—
Subordinated notes, net of unamortized issuance costs	18,736	19,678	19,634
Equity	156,377	155,383	151,671

Selected Operating Data:
Interest income	$68,573	$66,155	$55,296
Interest expense	20,132	14,326	4,481
Net interest income	48,441	51,829	50,815
Provision for credit losses	5,025	313	1,828
Net interest income after provision for credit losses	43,416	51,516	48,987
Noninterest income	5,789	4,417	5,976
Noninterest expense	44,184	43,181	41,128
Income before income taxes	5,021	12,752	13,835
Income tax expense	948	3,359	3,341
Net income	$4,073	$9,393	$10,494
Basic and diluted earnings per common share	$0.33	$0.74	$0.80

	At and For the Years Ended December 31,
	2024	2023	2022
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.28%	0.62%	0.64%
Return on equity (ratio of net income to average equity)	2.58	6.12	6.78
Net interest rate spread (1)	3.00	3.20	3.12
Net interest margin (TEB) (2)	3.55	3.58	3.23
Efficiency ratio (3)	81.48	76.77	72.42
Noninterest expense to average total assets	3.04	2.84	2.51
Average interest-earning assets to average interest-bearing liabilities	134.39	136.43	138.05
Dividends declared per share	$0.40	$0.40	$0.40
Dividend payout ratio	122.40%	53.83%	49.85%
Asset Quality Ratios:
Nonperforming assets to total assets (4)	1.28%	1.69%	0.13%
Nonperforming loans to total loans	1.89	2.11	0.13
Allowance for credit losses to nonperforming loans	44.71	37.36	494.16
Allowance for credit losses to total loans	0.85	0.79	0.66
Net charge-offs to average loans outstanding	(0.60)	(0.18)	(0.04)
Capital Ratios:
Equity to total assets at end of period	10.90%	10.45%	9.63%
Average equity to average assets	10.85	10.09	9.44
Tier 1 leverage ratio (Bank only)	11.23	10.85	10.31
Other Data:
Number of full-service offices	18	18	20
Employees (full-time equivalents)	197	205	203

(1)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(2)	Calculated on a tax equivalent basis assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Nonperforming assets include nonperforming loans and foreclosed assets.

Results of Operations

Net Income

We recorded net income of $4.1 million for the year ended December 31, 2024, compared to net income of $9.4 million for the year ended December 31, 2023. The decrease in net income was primarily due to decreased net interest income and a fourth quarter pre-tax $4.8 million charge off for the final settlement of a $10.5 million U.S. Government Contract Disputes Act claim. Our basic and diluted earnings per share of common stock were $0.33 for the year ended December 31, 2024, compared to $0.74 per share of common stock for the year ended December 31, 2023.

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

	Years Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Loans	$978,405	$50,757	5.19%	$1,165,002	$56,699	4.87%
Securities	248,012	9,294	3.75	177,848	3,471	1.95
Stock in FHLB and FRB	7,490	468	6.25	7,490	422	5.63
Other	149,841	8,054	5.38	105,285	5,563	5.28
Total interest-earning assets	1,383,748	68,573	4.96	1,455,625	66,155	4.54
Noninterest-earning assets	69,991			65,160
Total assets	$1,453,739			$1,520,785
Interest-bearing Liabilities:
Savings deposits	$167,140	298	0.18	$189,835	338	0.18
Money market accounts	309,206	7,931	2.56	281,918	4,661	1.65
NOW accounts	285,861	2,255	0.79	345,491	2,413	0.70
Certificates of deposit	224,969	7,859	3.49	207,574	5,140	2.48
Total deposits	987,176	18,343	1.86	1,024,818	12,552	1.22
Borrowings and Subordinated Notes	42,481	1,789	4.21	42,105	1,774	4.21
Total interest-bearing liabilities	1,029,657	20,132	1.96	1,066,923	14,326	1.34
Noninterest-bearing deposits	242,373			272,682
Noninterest-bearing liabilities	23,974			27,709
Total liabilities	1,296,004			1,367,314
Equity	157,735			153,471
Total liabilities and equity	$1,453,739			$1,520,785
Net interest income/Net interest margin (1)		$48,441	3.50%		$51,829	3.56%
Tax equivalent adjustment (2)		745	0.05		266	0.02
Net interest income (TEB) / Net interest margin (TEB) (1) (2)		$49,186	3.55%		$52,095	3.58%

Net interest rate spread (3)			3.00%			3.20%
Net interest-earning assets (4)	$354,091			$388,702

Ratio of interest-earning assets to interest-bearing liabilities	134.39%			136.43%

(1)	Net interest margin represents net interest income divided by average total interest-earning assets.
(2)	Calculated on a tax-equivalent basis (“TEB”) assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Net interest income decreased by $3.4 million, or 6.5%, to $48.4 million for the year ended December 31, 2024, from $51.8 million for the year ended December 31, 2023.  Interest expense increased due in substantial part to an increase in the weighted average cost of interest-bearing liabilities. The weighted average cost of interest-bearing liabilities increased 62 basis points to 1.96% for the year ended December 31, 2024, from 1.34% for 2023. The yield on interest-earning assets increased 42 basis points to 4.96% for the year ended December 31, 2024, from 4.54% for 2023. Total average interest-earning assets decreased $71.9 million, or 4.9%, to $1.384 billion for the year ended December 31, 2024, from $1.456 billion for the same period in 2023. Total average interest-bearing liabilities decreased $37.3 million, or 3.5%, to $1.030 billion for the year ended December 31, 2024, from $1.067 billion for the same period in 2023. The decrease in interest-bearing liabilities is partially attributable to a $37.6 million decrease in average deposits. Our net interest rate spread decreased by 20 basis points to 3.00% for the year ended December 31, 2024, from 3.20% for 2023, primarily due to an increase in the cost of deposits. Our net interest margin, on a tax equivalent basis, decreased three basis points to 3.55% for the year ended December 31, 2024, from 3.58% for the same period in 2023.

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

	Years Ended December 31,
	2024 vs. 2023
	(Decrease) Increase Due to
	Volume	Rate	Total (Decrease) Increase
	(Dollars in thousands)
Interest-earning assets:
Loans	$(9,500)	$3,558	$(5,942)
Securities	1,744	4,079	5,823
Stock in FHLB and FRB	—	46	46
Other	2,384	107	2,491
Total interest-earning assets	(5,372)	7,790	2,418
Interest-bearing liabilities:
Savings deposits	(40)	—	(40)
Money market accounts	488	2,782	3,270
NOW accounts	(447)	289	(158)
Certificates of deposit	464	2,255	2,719
Borrowings and Subordinated notes	15	—	15
Total interest-bearing liabilities	480	5,326	5,806
Change in net interest income	$(5,852)	$2,464	$(3,388)

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

The provision for credit losses – loans for the year ended December 31, 2024 was $5.1 million, inclusive of a $4.8 million charge off for the final settlement of a $10.5 million U.S. Government Contract Dispute claim submitted February 2024, compared to the provision for credit losses of $395,000 for the year ended December 31, 2023. The provision for credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at December 31, 2024 or 2023. Net charge-offs were $5.9 million for the year ended December 31, 2024, compared to net charge-offs of $2.1 million for the year ended December 31, 2023.  For further analysis and information on how we determine the appropriate level for the allowance for credit losses and analysis of credit quality, see “Critical Accounting Policies,” “Risk Classification of Loans” and “Allowance for Credit Losses.”

Noninterest Income

	Years Ended December 31,
	2024	2023	Change
	(Dollars in thousands)
Deposit service charges and fees	$3,433	$3,318	$115
Loan servicing fees	582	532	50
Trust and insurance commissions and annuities income	1,558	1,280	278
Losses on sales of securities	—	(454)	454
(Loss) gain on sale of premises and equipment	(124)	9	(133)
Valuation adjustment on bank premises held-for-sale	—	(602)	602
Loss on bank-owned life insurance	(168)	(346)	178
Gain on repurchase of Subordinated notes	107	—	107
Other	401	680	(279)
Total noninterest income	$5,789	$4,417	$1,372

Our noninterest income increased by $1.4 million, or 31.1%, to $5.8 million for the year ended December 31, 2024, from $4.4 million in 2023 due to growth in deposit-related fees and trust income.  Unlike 2023, there were no losses on the sale of securities or disposition of closed branch facilities.  Deposit service charges and fees increased $115,000, or 3.5%, to $3.4 million for the year ended December 31, 2024, from $3.3 million in 2023, due to higher charges collected in 2024. Trust Department income increased by $278,000, or 21.7%, to $1.6 million for the year ended December 31, 2024, from $1.3 million in 2023 due to growth in assets under management during 2024.   In 2023 we recorded $454,000 of losses on sales of securities. We also recorded initial valuation adjustments of $602,000 for the year ended December 31, 2023, relating to the transfer of two of our retail branches to premises held-for sale and a subsequent valuation adjustment on our Hazel Crest office based on the purchase price specified in the pending sale agreement for the facility. In March 2024, we repurchased $1.0 million of our Notes and recorded a $107,000 gain on repurchase.

Noninterest Expense

	Years Ended December 31,
	2024	2023	Change
	(Dollars in thousands)
Compensation and benefits	$23,146	$22,232	$914
Office occupancy and equipment	7,323	8,052	(729)
Advertising and public relations	496	762	(266)
Information technology	3,956	3,732	224
Professional fees	1,545	1,330	215
Supplies, telephone and postage	1,132	1,254	(122)
FDIC insurance premiums	620	865	(245)
Other	5,966	4,954	1,012
Total noninterest expense	$44,184	$43,181	$1,003

Noninterest expense increased by $1.0 million, or 2.3%, to $44.2 million for the year ended December 31, 2024, from $43.2 million for the year ended December 31, 2023.  Compensation and benefits expense increased $914,000, or 4.1%, to $23.1 million for the year ended December 31, 2024, compared to $22.2 million in 2023, primarily due to a $136,000 increase in employee health benefits expenses and a $438,000 reduction in deferred loan expenses due to lower loan origination volumes. Office occupancy and equipment expense decreased by $729,000, or 9.1%, to $7.3 million for the year ended December 31, 2024, from $8.1 million for the year ended December 31, 2023, primarily due to decreases in real estate taxes and rent expenses.  Other  expense increased $1.0 million, or 20.4%, to $6.0 million for the year ended December 31, 2024, compared to $5.0 million for the year ended December 31, 2023, primarily due to $349,000 in additional legal expenses related to the submission of two U.S. Government equipment finance Contract Disputes Act claims in 2024, and $783,000 in valuation adjustments and a final loss on sale primarily related to one nonperforming middle market equipment finance asset and several small ticket equipment finance assets.

Income Taxes

For the year ended December 31, 2024, we recorded income tax expense of $948,000, compared to $3.4 million recorded in 2023. The effective tax rate for the year ended December 31, 2024 was 18.88%, compared to 26.34% for 2023, due in part to the favorable impact of the tax benefit of interest earned on U.S. Treasury Bills and Notes and U.S. government-sponsored agency securities.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total assets decreased $52.6 million, or 3.5%, to $1.435 billion at December 31, 2024, from $1.487 billion at December 31, 2023. The decrease in total assets was primarily due to decreases in cash and cash equivalents and loans receivable, partially offset by an increase in securities.  Cash and cash equivalents decreased $93.7 million to $84.8 million at December 31, 2024, from $178.5 million at December 31, 2023, while loans receivable decreased $163.2 million to $887.6 million.  Securities increased $207.3 million to $360.5 million at December 31, 2024, from $153.2 million at December 31, 2023.

Our loan portfolio consists primarily of investment and business loans (multi-family residential real estate, nonresidential real estate, and commercial loans and leases), which together totaled 98.2% of gross loans at December 31, 2024. During the year ended December 31, 2024, multi-family residential real estate loans decreased by $5.5 million, or 1.0%; nonresidential real estate loans decreased by $9.9 million, or 8.4%; commercial loans and leases decreased by $144.7 million, or 36.8%; and one-to-four family residential mortgage loans decreased by $4.1 million, or 21.7%. The decrease in multi-family residential real estate loans was due to $33.1 million of payments and payoffs, partially offset by originations of $27.9 million. The decrease in commercial loans and leases was primarily due to decreases in corporate, government, and middle market leases of $35.1 million, $62.4 million and $14.5 million, respectively, due to net payments, payoffs and planned reductions in equipment finance originations.

Our allowance for credit losses decreased by $774,000, or 9.3%, to $7.6 million at December 31, 2024, from $8.3 million at December 31, 2023. The decrease was primarily attributable to the decrease in loans receivable.

Total liabilities decreased $53.6 million, or 4.0%, to $1.278 billion at December 31, 2024, from $1.332 billion at December 31, 2023, primarily due to decreases in total deposits. Total deposits decreased $44.1 million, or 3.5%, to $1.218 billion at December 31, 2024, from $1.262 billion at December 31, 2023.  The decrease includes $4.4 million in deposits that Bank customers transferred to the Bank’s Trust Department, and reflects the fact that competition for deposits increased during 2024, particularly from certain regional banks, credit unions and non-bank money market mutual funds.  Core deposits represented 80.7% of total deposits, with noninterest-bearing demand deposits representing 19.6% of total deposits.  Interest-bearing NOW accounts decreased $29.5 million, or 9.6%, to $277.1 million at December 31, 2024, from $306.5 million at December 31, 2023.  Money market accounts increased $8.5 million, or 2.8%, to $305.5 million at December 31, 2024, from $297.1 million at December 31, 2023. Noninterest-bearing demand deposits decreased $22.0 million, or 8.4%, to $238.8 million at December 31, 2024, from $260.9 million at December 31, 2023.  Certificates of deposit increased $12.6 million, or 5.7%, to $235.0 million at December 31, 2024, from $222.4 million at December 31, 2023, as customers sought deposit products with higher interest rates. FDIC-insured deposits and collateralized public funds were 86% of total deposits at December, 31, 2024 and 2023.

Total stockholders’ equity was $156.4 million at December 31, 2024, compared to $155.4 million at December 31, 2023. The increase in total stockholders’ equity was primarily due to net income of $4.1 million for the year ended December 31, 2024 and a $2.1 million decrease, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our repurchase of 15,203 shares of our common stock during the year ended December 31, 2024 at a total cost of $156,000, and our declaration and payment of cash dividends totaling $5.0 million during the same period.

Securities

Our investment policy is established by our Board of Directors. The policy emphasizes safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

At December 31, 2024, our mortgage-backed securities and collateralized mortgage obligations (“CMOs”) reflected in the following table were issued by U.S. government-sponsored enterprises and agencies, Freddie Mac, Fannie Mae and Ginnie Mae, and are obligations which the federal government has affirmed its commitment to support. All securities reflected in the table were classified as available-for-sale at December 31, 2024 and 2023.

The following table sets forth the composition, amortized cost and fair value of our securities.

	At December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Securities:
Municipal securities	$703	$706	$930	$934
U.S. Treasury Bills and Notes	246,876	246,290	115,920	112,508
U.S. government-sponsored agencies	109,900	109,773	35,446	35,391

Mortgage-backed securities:
Mortgage-backed securities - residential	2,949	2,911	3,431	3,367
CMOs and REMICs - residential	862	850	1,023	1,003

	$361,290	$360,530	$156,750	$153,203

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio at December 31, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities:
Municipal securities	$100	4.75%	$603	4.75%	$—	—%	$—	—%
U.S. Treasury Bills and Notes	242,403	3.86	4,473	1.49	—	—	—	—
U.S. government-sponsored agencies	50,000	4.69	59,900	4.71	—	—	—	—

Mortgage-backed securities:
Fannie Mae	—	—	884	2.88	223	6.69	458	6.73
Freddie Mac	—	—	1	5.39	—	—	207	6.30
Ginnie Mae	—	—	—	—	—	—	1,176	4.69
CMOs and REMICs	—	—	—	—	—	—	862	4.98

Total securities	$292,503	4.00%	$65,861	4.46%	$223	6.69%	$2,703	5.25%

As a national bank, the Bank is a member of the Federal Reserve System. The aggregate cost of our FRB common stock as of December 31, 2024 was $4.7 million based on its par value. The Bank is also a member of the Federal Home Loan Bank System. Members of the FHLB System are required to hold a minimum amount of common stock, the amount of which is based on the level of borrowings and other factors, to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB’s advance program. The aggregate cost of our FHLB common stock as of December 31, 2024 was $2.8 million based on its par value.  At December 31, 2024, we owned 6,062 shares of FHLB common stock in excess of the specified minimum amount. There is no market for FRB and FHLB common stock. There were no purchases or redemptions of FRB and FHLB capital stock during 2023 or 2024.

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

The following table sets forth the composition of our loan portfolio by type of loan.

	At December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential real estate	$14,829	1.66%	$18,945	1.79%	$23,133	1.87%
Multi-family residential real estate	521,957	58.31	527,460	49.80	537,394	43.52
Nonresidential real estate	108,153	12.08	118,016	11.14	119,705	9.69
Commercial loans and leases	248,595	27.77	393,321	37.14	553,056	44.79
Consumer	1,623	0.18	1,364	0.13	1,584	0.13
	895,157	100.00%	1,059,106	100.00%	1,234,872	100.00%
Allowance for credit losses	(7,571)		(8,345)		(8,129)
Total loans, net	$887,586		$1,050,761		$1,226,743

Although we originate loans and leases in a number of States, our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family residential real estate lending activities in carefully selected metropolitan areas outside our primary lending area.  At December 31, 2024, $315.3 million, or 60.5%, of our multi-family residential real estate loans were in the Metropolitan Statistical Area for Chicago, Illinois; $65.9 million, or 12.7%, were in Texas; $70.3 million, or 13.5%, were in Florida; and $30.4 million, or 5.8%, were in North Carolina.  This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  We engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Due in One Year or Less	After One Year Through Five Years	After Five Through 15 Years	After 15 Years	Total
	(In thousands)
Scheduled Repayments of Loans:
One-to-four family residential real estate	$1,101	$3,491	$6,090	$4,147	$14,829
Multi-family residential real estate	15,170	67,227	178,540	261,020	521,957
Nonresidential real estate	20,299	82,450	3,874	1,530	108,153
Commercial loans and leases	140,922	107,415	258	—	248,595
Consumer	175	858	590	—	1,623
	$177,667	$261,441	$189,352	$266,697	$895,157

Total
Loans Maturing After One Year:
Predetermined (fixed) interest rates	$219,420
Adjustable interest rates	498,070
$717,490

Nonperforming Loans and Assets

We review loans on a regular basis, and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, the Company places loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six months of payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At December 31, 2024, we have no loans in this category.

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

As part of the asset classification process, we develop an exit strategy for real estate collateral and other foreclosed assets by assessing overall market conditions, the current use and condition of the asset, and its highest and best use. For most income–producing real estate, we believe that investors value most highly a stable income stream from the asset; consequently, we perform a comparative evaluation to determine whether conducting a sale on an “as-is,” “as-stabilized” or “as-improved” basis is most likely to produce the highest net realizable value. If we determine that the “as-stabilized” or “as-improved” basis is appropriate, we then complete the necessary improvements or tenant stabilization tasks, with the applicable time value discount and improvement expenses incorporated into our estimates of the expected costs to sell. As of December 31, 2024, substantially all impaired real estate loan collateral and foreclosed assets were valued on an “as-is basis.”

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

Nonperforming Assets Summary

The following table below sets forth the amounts and categories of our nonperforming loans and nonperforming assets.

	At December 31,
	2024	2023	2022
	(Dollars in thousands)
Nonaccrual loans
One-to-four family residential real estate	$126	$37	$92
Multi-family residential real estate	1,453	—	—
Nonresidential real estate	393	—	—
Commercial loans and leases	14,960	21,294	1,310
Consumer	2	—	5
	16,934	21,331	1,407

Loans past due over 90 days, still accruing	—	1,007	238

Other real estate owned	—	405	472
Other foreclosed assets	1,391	2,372	4

Total nonperforming assets	$18,325	$25,115	$2,121

Ratios
Allowance for credit losses to total loans	0.85%	0.79%	0.66%
Allowance for credit losses to nonperforming loans	44.71	37.36	494.16
Nonperforming loans to total loans	1.89	2.11	0.13
Nonperforming assets to total assets	1.28	1.69	0.13
Nonaccrual loans to total loans	1.89	2.01	0.11
Nonaccrual loans to total assets	1.18	1.43	0.09

Nonperforming Assets

Nonperforming assets totaled $18.3 million at December 31, 2024, and $25.1 million at December 31, 2023.   The $6.8 million decrease in nonperforming assets in 2024 was primarily due to the final settlement of a $10.5 million U.S. Government Contract Disputes Act claim.  On January 3, 2025, the U.S. Government offered to settle a $10.5 million U.S. Government Contract Disputes Act claim submitted in February 2024.  Following negotiations with the U.S. Government during the month of January 2025, we agreed to settle the claim for $5.6 million in cash and a return of the unused software licenses. Accordingly, we reduced the balance on the credit exposure to the cash payment due from the U.S. Government, resulting in a $4.8 million pre-tax charge-off. Upon the return of the unused licenses by the U.S. Government and confirmation of the ability to remarket the licenses with the vendor, we will determine if any further recovery is feasible under the governing transaction documents and applicable vendor policies.

With respect to the second U.S. Government equipment finance exposure of $8.4 million, we submitted a claim pursuant to the Contract Disputes Act to the prime contractor for their respective certification and submission to the U.S. Government. On February 26, 2025, the U.S. Government requested us to submit additional information by March 14, 2025 with respect to the pending $8.4 million Contract Disputes Act claim filed on August 19, 2024.  On March 12, 2025, we timely submitted the requested information to the U.S. Government. The Government’s ultimate response to the Contract Disputes Act claim remains uncertain and the Company is prepared to take all actions necessary to enforce its rights and remedies at law or in equity.  Given the unexpected conduct by the U.S. Government in this transaction and information we learned about similar activity encountered by other participants in the market, we discontinued originations of U.S. Government equipment finance transactions in early 2023 pending the outcome of our claims.

Machinery and commercial vehicles with recorded balances of $156,000 were transferred to foreclosed assets during the year ended December 31, 2024.

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

Effective January 1, 2023, the Company adopted ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-22”) which eliminates the Troubled Debt Restructurings (“TDR”) while requiring disclosures of borrowers experiencing financial difficulty for modifications related to principal reductions, interest rate reductions, term extensions, and more than insignificant payment delay. At December 31, 2024, the Company had no loan modifications that meet the definition described in ASU 2022-02 for additional reporting.

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

	December 31, 2024	December 31, 2023	Change
	(Dollars in thousands)
Criticized - Special Mention:
Multi-family residential real estate	$3,858	$1,333	$2,525
Nonresidential real estate	428	—	428
Commercial loans and leases	3,156	10,587	(7,431)
Consumer	4	5	(1)
	$7,446	$11,925	$(4,479)

Classified - Performing Substandard:
One-to-four family residential real estate	$218	$272	$(54)
Multi-family residential real estate	1,168	—	1,168
Nonresidential real estate	441	—	441
Commercial loans and leases	2,628	4,056	(1,428)
Consumer	4	3	1
	$4,459	$4,331	$128

Allowance for Credit Losses

The allowance for credit losses, specifically the allowance for loan losses and the allowance for unfunded commitment losses, represents management’s estimate of lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan.  The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses.  Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses.  As of December 31, 2024 and 2023 we had $279,000 and $335,000, respectively, recorded as an unfunded commitment reserve.

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

Net Charge-offs and Recoveries

The following table sets forth activity in our allowance for credit losses.

	At or For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Balance at beginning of year	$8,345	$8,129	$6,715
Impact of adopting ASC 326	—	1,907	—
Charge-offs
One-to-four family residential real estate loans	—	(1)	(76)
Multi-family residential real estate	(5)	—	—
Nonresidential real estate	—	—	(192)
Commercial loans and leases	(5,867)	(2,176)	(156)
Consumer	(44)	(52)	(61)
	(5,916)	(2,229)	(485)
Recoveries
One-to-four family residential real estate loans	28	45	11
Multi-family residential real estate	18	20	20
Nonresidential real estate	—	—	4
Commercial loans and leases	14	77	20
Consumer	1	1	16
	61	143	71
Net charge-offs	(5,855)	(2,086)	(414)
Provision for credit losses	5,081	395	1,828
Balance at end of year	$7,571	$8,345	$8,129

Ratios
Total net charge-offs to average loans outstanding	(0.60)%	(0.18)%	(0.04)%
Net (charge-offs) recoveries to average loans outstanding by portfolio:
One-to-four family residential real estate	0.16%	0.21%	(0.25)%
Multi-family residential real estate	—%	—%	—%
Nonresidential real estate	—%	—%	(0.17)%
Commercial loans and leases	(1.80)%	(0.43)%	(0.03)%
Consumer	(2.62)%	(3.59)%	(2.83)%

We recorded a provision for credit losses - loans of $5.1 million in 2024, inclusive of a $4.8 million charge off for the final settlement of a $10.5 million U.S. Government Contract Dispute claim submitted February 2024, compared to a provision for loan losses of $395,000 in 2023.  The provision for or recovery of credit losses is a function of the allowance for credit loss methodology that we use to determine the appropriate level of the allowance for inherent credit losses after net charge-offs have been deducted. The portion of the allowance for credit losses attributable to loans collectively evaluated for impairment decreased $774,000, or 9.3%, to $7.6 million at December 31, 2024 from $8.3 million at December 31, 2023. There was no reserve established for loans individually evaluated at December 31, 2024 and 2023. Net charge-offs were $5.9 million for the year ended December 31, 2024 compared to net charge-offs of $2.1 million for the year ended December 31, 2023.

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

	At December 31,
	2024			2023			2022
	Allowance for Credit Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four family residential real estate	$271	$14,829	1.66%	$295	$18,945	1.79%	$281	$23,133	1.87%
Multi-family residential real estate	4,764	521,957	58.31	4,549	$527,460	49.80	4,017	$537,394	43.52
Nonresidential real estate	1,342	108,153	12.08	1,166	118,016	11.14	1,234	119,705	9.69
Commercial loans and leases	1,146	248,595	27.77	2,303	393,321	37.14	2,548	553,056	44.79
Consumer	48	1,623	0.18	32	1,364	0.13	49	1,584	0.13
	$7,571	$895,157	100.00%	$8,345	1,059,106	100.00%	$8,129	$1,234,872	100.00%

Management determined that the allowance for credit losses was appropriate at December 31, 2024, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Sources of Funds

Deposits. At December 31, 2024, our deposits totaled $1.218 billion. Interest-bearing deposits totaled $978.7 million and noninterest-bearing demand deposits totaled $238.8 million. NOW, savings and money market accounts totaled $743.7 million. At December 31, 2024, we had $235.0 million of certificates of deposit outstanding, of which $177.9 million had maturities of one year or less. Although a significant portion of our certificates of deposit are shorter-term certificates of deposit, we believe, based on historical experience and our current pricing strategy, that we will retain a significant portion of the non-brokered accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type.

	Years Ended December 31,
	2024			2023
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand:
Retail	$130,493	10.61%	—%	$143,468	11.06%	—%
Commercial	111,880	9.10	—	129,214	9.95	—
Total noninterest-bearing demand	242,373	19.71	—	272,682	21.01	—
Savings deposits	167,140	13.59	0.18	189,835	14.63	0.18
Money market accounts	309,206	25.15	2.56	281,918	21.73	1.65
Interest-bearing NOW accounts	285,861	23.25	0.79	345,491	26.63	0.70
Certificates of deposit	224,969	18.30	3.49	207,574	16.00	2.48
	$1,229,549	100.00%		$1,297,500	100.00%

The following table sets forth certificates of deposit by time remaining until maturity at December 31, 2024:

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $250,000	$51,656	$47,789	$55,187	$48,464	$203,096
Certificates of deposit of $250,000 or more	8,176	7,484	7,632	8,591	31,883
Total certificates of deposit	$59,832	$55,273	$62,819	$57,055	$234,979

FDIC-insured deposits represented 86% of total deposits at December, 31, 2024 and 2023.   At December 31, 2024 and 2023 we had $175.6 million and $180.7 million of uninsured deposits; our only uninsured deposits are those in excess of the FDIC insurance limits of $250,000.

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

At December 31, 2024 we had $20.0 million of FHLB advances, compared to $25.0 million at December 31, 2023.

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

We utilize a combination of analyses to monitor the Bank’s exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. In calculating changes in NPV, we assume estimated loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes.  As of December 31, 2024, the Company was in compliance with the policy guidelines.

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

Quantitative Analysis. The following table sets forth, as of December 31, 2024, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Decrease in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(30,058)	(13.62)%	$3,775	7.60%
+300	(13,659)	(6.19)	3,015	6.07
+200	(4,934)	(2.24)	2,124	4.27
+100	(497)	(0.23)	1,099	2.21

-100	(7,239)	(3.28)	(2,082)	(4.19)
-200	(14,737)	(6.68)	(3,097)	(6.23)
-300	(25,722)	(11.66)	(5,265)	(10.59)
-400	(23,709)	(10.74)	(7,601)	(15.29)

The table set forth above indicates that at December 31, 2024, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 6.68% decrease in NPV and a $3.1 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 2.24% decrease in NPV and a $2.1 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

Liquidity Management

Liquidity Management – Bank. The overall objective of our liquidity management is to ensure the availability of sufficient cash funds to meet all financial commitments and to take advantage of investment opportunities.  Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. We establish liquidity risk guidelines that we review with the ALCO of our Board of Directors and monitor through our ALCO Management Committee. The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, to properly manage capital markets’ funding sources, and to address unexpected liquidity requirements.  As of December 31, 2024, the Company was in compliance with the policy guidelines.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, and the proceeds from the sales of loans and securities. In general, the scheduled amortizations of loans, leases and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.  We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $20.0 million and $25.0 million of FHLB advances outstanding at December 31, 2024 and 2023, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in the Consolidated Statements of Cash Flows in our Consolidated Financial Statements. Our primary investing activities are the origination for investment of multi-family residential real estate loans, nonresidential real estate loans, commercial loans and leases and the purchase of investment securities and mortgage-backed securities. During the years ended December 31, 2024 and 2023, our loans and leases originated for investment (including draws on lines of credit) totaled $671.2 million and $760.4  million, respectively. Purchases of securities totaled $525.9 million and $18.2 million for the years ended December 31, 2024 and 2023, respectively. These activities were funded primarily by principal repayments on loans and securities.

During the years ended December 31, 2024 and 2023, principal repayments on loans (including repayments on lines of credit) totaled $830.5 million and $930.0 million, respectively. During the years ended December 31, 2024 and 2023, principal repayments and proceeds from sales of securities totaled $642,000 and $43.4 million, respectively. During the years ended December 31, 2024 and 2023, proceeds from maturities of securities totaled $327.2 million and $30.0 million, respectively. There were no sales of loans during the year ended December 31, 2024.

Loan origination commitments totaled $2.1 million at December 31, 2024, and consisted of $1.4 million of fixed-rate loans and $718,000 of adjustable-rate loans. Unused lines of credit and standby letters of credit granted to customers totaled $129.7 million and $3.1 million, respectively, at December 31, 2024. At December 31, 2024, there were no commitments to sell mortgages.

Deposit flows are generally affected by the level of market interest rates, the interest rates and other terms and conditions on deposit products offered by our banking competitors, and other factors, including government fiscal stimulus payments to households and businesses. We had net deposit decreases of $44.1 million and $113.3 million for the year ended December 31, 2024 and 2023, respectively. Certificates of deposit that are scheduled to mature in one year or less at December 31, 2024 totaled $177.9 million.

We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We maintain minimum primary and secondary liquidity policies and may utilize additional sources of funds through FHLB advances, of which $20.0 million were outstanding at December 31, 2024. At December 31, 2024, we had the ability to borrow an additional $336.0 million under our credit facilities with the FHLB.  We also have the ability to pledge U.S. Treasury Bills and Notes and U.S. government-sponsored agencies of $348.9 million for FHLB advances. Finally, at December 31, 2024, we had a line of credit available with the FRB. At December 31, 2024, there was no outstanding balance on this credit line.

Liquidity Management - Company. The liquidity needs of the Company on an unconsolidated basis consist primarily of operating expenses, dividends to stockholders and stock repurchases. The primary sources of liquidity for the Company currently are $13.6 million of cash and cash equivalents and any cash dividends it may receive from the Bank.  In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%. The line of credit has been extended since its original maturity date and the current maturity date is March 28, 2025. The line of credit had no outstanding balance at December 31, 2024.  The Company issued $20.0 million of subordinated notes in April of 2021.  In March 2024, we repurchased $1.0 million of the Notes and recorded a $107,000 gain on repurchase.

During 2024, we paid $156,000 to repurchase shares of our common stock and paid $5.0 million in cash dividends to stockholders, using dividends received from the Bank.

As of December 31, 2024, we were not aware of any known trends, events or uncertainties that had, or were reasonably likely to have, a material adverse impact on our liquidity. As of December 31, 2024, we had no other material commitments for capital expenditures.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the Community Bank Leverage Ratio at not less than 8% and not more than 10%, and have currently set the ratio at 9%. A financial institution can elect to be subject to this definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition in 2020.  As of December 31, 2024, the Bank's Community Bank Leverage Ratio was 11.23%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%.  As of December 31, 2024 the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

Capital Management - Company. Total stockholders’ equity was $156.4 million at December 31, 2024, compared to $155.4 million at December 31, 2023. The increase in total stockholders’ equity was primarily due to net income of $4.1 million for the year ended December 31, 2024 and a $2.1 million increase, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our repurchase of 15,203 shares of our common stock during the year ended December 31, 2024 at a total cost of $156,000, and our declaration and payment of cash dividends totaling $5.0 million during the same period.

Cash Dividends. Our Board of Directors declared four quarterly cash dividends totaling $5.0 million during 2024, consisting of a cash dividend of $0.10 per share for each quarter of 2024.

Stock Repurchase Program.  As of December 31, 2024, the Company had repurchased 8,085,578 shares of its common stock out of the 8,267,771 shares of common stock authorized under the current share repurchase authorization, as amended and extended from time to time. Pursuant to the current share repurchase authorization, there were 182,193 shares of common stock authorized for repurchase as of December 31,  2024.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2024, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

/s/ F. Morgan Gasior	/s/ Paul A. Cloutier
F. Morgan Gasior	Paul A. Cloutier
Chairman of the Board, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors BankFinancial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BankFinancial Corporation and Subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses—Loans

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for credit losses is established through a provision for credit losses and represents an amount which, in management’s judgment, will be adequate to absorb losses in the loan portfolio based on historical experience, current conditions and reasonable and supportable forecasts. The loan portfolio is segmented into pools of loans that share similar characteristics such that quantitative methodologies and qualitative adjustment factors for estimating the allowance for credit losses is constructed for each segment. Additionally, a specific loss reserve is established for individually evaluated loans which do not share similar risk characteristics with the pooled loan segments. The Company’s allowance for credit losses balance was $7.6 million at December 31, 2024, which consisted of an allowance for credit losses for pooled loans ($7.6 million) and a specific loss reserve for individually evaluated loans ($0). Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method. The DCF method estimates a probability of default with a loss given default applied to future cash flows that are adjusted to present value. The Company uses historical credit loss history that is then adjusted by reasonable and supportable forecasts that incorporate peer data and third-party economic forecasts on a quantitative and qualitative basis. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses. Qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, include but are not limited to: changes in lending policies, national and local economic conditions, nature and volume of loan portfolio, experience of lending management, volume and severity of past due loans, quality of the organization’s loan review system, value of underlying collateral, concentrations in credit, and other external factors. The development of probability of default, loss given default, reasonable and supportable forecasts, and qualitative adjustments are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available.

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

Our audit procedures related to the determination of the allowance for credit losses for pooled loans, specifically the development of probability of default, loss given default, reasonable and supportable forecasts, and qualitative factor adjustments, included the following, among others:

●

We obtained an understanding of the relevant controls related to management's development, review and approval of the probability of default, loss given default, reasonable and supportable forecasts and qualitative factor adjustments and tested such controls for design effectiveness.

●

We tested the completeness and accuracy of data used by management in determining the probability of default, loss given default, reasonable and supportable forecasts and qualitative factor adjustments by agreeing this data to internal and external source information, as applicable.

●

We tested and evaluated the reasonableness, relevancy and consistency of the data inputs used by management as of basis for the probability of default, loss given default, adjustments for qualitative factors and reasonable and supportable forecasts utilized by management by comparing them to internal and external source information including data related to prior, current and forecasted periods.

●

We evaluated the magnitude and directional consistency of the qualitative factor adjustments included in the allowance for credit losses - loans and evaluated whether conclusions were consistent with internal data and external independently sourced information.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

Chicago, Illinois

March 24, 2025

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Cash and due from other financial institutions	$20,647	$19,781
Interest-bearing deposits in other financial institutions	64,182	158,703
Cash and cash equivalents	84,829	178,484
Interest-bearing time deposits in other financial institutions	34,156	29,513
Securities, at fair value	360,530	153,203
Loans receivable, net of allowance for credit losses: December 31, 2024, $7,571 and December 31, 2023, $8,345	887,586	1,050,761
Foreclosed assets, net	1,391	2,777
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises held-for-sale	—	523
Premises and equipment, net	22,889	22,950
Accrued interest receivable	6,401	7,542
Bank-owned life insurance	18,301	18,469
Deferred taxes	3,761	4,512
Other assets	7,480	11,160
Total assets	$1,434,814	$1,487,384

Liabilities
Deposits
Noninterest-bearing	$238,826	$260,851
Interest-bearing	978,715	1,000,772
Total deposits	1,217,541	1,261,623
Borrowings	20,000	25,000
Subordinated notes, net of unamortized issuance costs	18,736	19,678
Advance payments by borrowers for taxes and insurance	9,051	9,003
Accrued interest payable and other liabilities	13,109	16,697
Total liabilities	1,278,437	1,332,001
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,460,678 shares issued at December 31, 2024 and 12,475,881 shares issued at December 31, 2023	125	125
Additional paid-in capital	83,301	83,457
Retained earnings	73,513	74,426
Accumulated other comprehensive loss	(562)	(2,625)
Total stockholders’ equity	156,377	155,383
Total liabilities and stockholders’ equity	$1,434,814	$1,487,384

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2024	2023
Interest and dividend income
Loans, including fees	$50,757	$56,699
Securities:
Taxable	193	195
Tax exempt	9,101	3,276
Other	8,522	5,985
Total interest income	68,573	66,155
Interest expense
Deposits	18,343	12,552
Borrowings and Subordinated notes	1,789	1,774
Total interest expense	20,132	14,326
Net interest income	48,441	51,829

Provision for credit losses - loans	5,081	395
Recovery of credit losses - unfunded commitments	(56)	(82)
Provision for credit losses	5,025	313

Net interest income after provision for credit losses	43,416	51,516

Noninterest income
Deposit service charges and fees	3,433	3,318
Loan servicing fees	582	532
Trust and insurance commissions and annuities income	1,558	1,280
Losses on sales of securities	—	(454)
(Loss) gain on sale of premises and equipment	(124)	9
Valuation adjustment on bank premises held-for-sale	—	(602)
Loss on bank-owned life insurance	(168)	(346)
Gain on repurchase of Subordinated notes	107	—
Other	401	680
Total noninterest income	5,789	4,417

Noninterest expense
Compensation and benefits	23,146	22,232
Office occupancy and equipment	7,323	8,052
Advertising and public relations	496	762
Information technology	3,956	3,732
Professional fees	1,545	1,330
Supplies, telephone, and postage	1,132	1,254
FDIC insurance premiums	620	865
Other	5,966	4,954
Total noninterest expense	44,184	43,181
Income before income taxes	5,021	12,752
Income tax expense	948	3,359
Net income	$4,073	$9,393
Basic and diluted earnings per common share	$0.33	$0.74
Basic and diluted weighted average common shares outstanding	12,462,512	12,622,882

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2024	2023
Net income	$4,073	$9,393
Unrealized holding gain on securities arising during the period	2,787	4,260
Tax effect	(724)	(1,108)
Unrealized holding gain on securities, net of tax	2,063	3,152
Reclassification adjustment for loss included in net income	—	454
Tax effect, included in income tax expense	—	(119)
Reclassification adjustment for loss included in net income, net of tax	—	335
Other comprehensive gain, net of tax	2,063	3,487
Comprehensive income	$6,136	$12,880

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	$127	$85,848	$71,808	$(6,112)	$151,671
Cumulative effect of change in accounting principle	—	—	(1,719)	—	(1,719)
Net income	—	—	9,393	—	9,393
Other comprehensive income, net of tax effect	—	—	—	3,487	3,487
Repurchase and retirement of common stock (266,716 shares)	(2)	(2,391)	—	—	(2,393)
Cash dividends declared on common stock ($0.40 per share)	—	—	(5,056)	—	(5,056)
Balance at December 31, 2023	$125	$83,457	$74,426	$(2,625)	$155,383
Net income	—	—	4,073	—	4,073
Other comprehensive income, net of tax effect	—	—	—	2,063	2,063
Repurchase and retirement of common stock (15,203 shares)	—	(156)	—	—	(156)
Cash dividends declared on common stock ($0.40 per share)	—	—	(4,986)	—	(4,986)
Balance at December 31, 2024	$125	$83,301	$73,513	$(562)	$156,377

See accompanying notes to the consolidated financial statements

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$4,073	$9,393
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses - loans	5,081	395
Recovery of credit losses - unfunded commitments	(56)	(82)
Depreciation and amortization	163	1,541
Net change in net deferred loan origination costs	467	(86)
Losses on sales of securities	—	454
Valuation adjustment on bank premises held-for-sale	—	602
Loss (gain) on disposal of premises and equipment	124	(9)
Loss on sale of foreclosed assets	266	15
Foreclosed assets write-down	516	70
Foreclosed assets valuation adjustments	—	111
Loss on bank-owned life insurance	168	346
Gain on redemption of Subordinated notes	(107)	—
Net change in:
Deferred income tax	26	347
Accrued interest receivable	1,141	(204)
Other assets	(187)	1,849
Accrued interest payable and other liabilities	(4,111)	(5,521)
Net cash from operating activities	7,564	9,221
Cash flows (used in) from investing activities
Proceeds from maturities of interest-bearing time deposits in other financial institutions	40,423	2,480
Purchases of interest-bearing time deposits in other financial institutions	(45,066)	(29,760)
Securities:
Proceeds from maturities	327,180	30,015
Proceeds from principal repayments	642	765
Proceeds from sale of securities	—	42,631
Purchases of securities	(525,928)	(18,150)
Net change in loans receivable	157,410	170,764
Proceeds from sale of foreclosed assets	760	362
Proceeds from sale of premises and equipment	537	690
Purchase of premises and equipment, net	(2,095)	(1,874)
Net cash (used in) from investing activities	(46,137)	197,923
Cash flows used in financing activities
Net change in:
Deposits	(44,082)	(113,311)
Advance payments by borrowers for taxes and insurance	48	329
Proceeds from Federal Home Loan Bank advances	—	35,000
Repayments of Federal Home Loan Bank advances	(5,000)	(10,000)
Proceeds from repurchase of Subordinated notes	(906)	—
Repurchase and retirement of common stock	(156)	(2,393)
Cash dividends paid on common stock	(4,986)	(5,056)
Net cash used in financing activities	(55,082)	(95,431)
Net change in cash and cash equivalents	(93,655)	111,713
Beginning cash and cash equivalents	178,484	66,771
Ending cash and cash equivalents	$84,829	$178,484

Supplemental disclosures of cash flow information:
Interest paid	$20,130	$14,077
Income taxes paid	1,973	3,290
Income taxes refunded	4	22
Supplemental disclosures of noncash investing and financing activities:
Assets transferred to premises held-for-sale	—	1,799
Loans transferred to foreclosed assets	156	2,859
Due from broker	—	4,500
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	592	1,354

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

Interest-bearing Time Deposits in Other Financial Institutions: Interest-bearing time deposits in other financial institutions include investments in certificates of deposit with original maturities greater than 90 days. These certificates of deposit are placed with insured institutions for varying maturities and amounts that are fully insured by the Federal Deposit Insurance Corporation (“FDIC”).

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing time deposits in other financial institutions, borrowings, and advance payments by borrowers for taxes and insurance.

Securities: Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.  Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold. Realized gains and losses from sales are included in other noninterest income. Securities available-for-sale in an unrealized loss position, are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.  Adjustments to the allowance are reported in our income statement as a component of provision for credit losses.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $6.7 million and $5.9 million at December 31, 2024 and  December 31, 2023, respectively and are included in commercial loans and leases.  The customer reserves associated with the factored receivables were $1.5 million and $2.1 million at December 31, 2024 and December 31, 2023, respectively.

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

Currently the Company is obligated under four non-cancellable operating lease agreements for branch properties, commercial credit origination and customer service offices and its corporate office.  The leases have varying terms, the longest of which will end in 2032. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised; therefore, they were not considered in the calculation of the ROU asset and lease liability. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) in the Company's Consolidated Statement of Financial Condition.  The ROU assets are included in other assets and the lease obligations are included in other liabilities in the accompanying Consolidated Statements of Financial Condition.

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

This analysis is updated quarterly and adjusted as necessary. At December 31, 2024 and 2023, the Company had a net deferred tax asset of $3.8 million and $4.5 million, respectively.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are such matters that will have a material effect on the financial statements as of December 31, 2024.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Segments: Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in assessing performance and in deciding how to allocate resources.  The Chief Executive Officer is the CODM for BankFinancial Corporation and its principal subsidiary, BankFinancial NA.

The Company is a financial holding company with banking offices located primarily in the Chicago area. Through its banking subsidiary, the Bank, the Company offers a broad range of financial services primarily to small and middle market businesses and individuals in the markets it serves. The primary lines of business include commercial banking, retail banking, and wealth management. The Company is a public registrant who reports consolidated financial statements with the SEC.

The Bank has two special purpose subsidiaries set up for legal reasons. There are no significant sources of income or expense from the subsidiaries. These subsidiaries are not reported separately to the Company’s Board of Directors.

The accounting policies for the services discussed here are the same as those described in Note 1 Basis of Presentation and Significant Accounting Policies. We earn interest income on loans as well as fee income from the origination of loans and from fees charged on deposit accounts.  The Company originates multi-family residential real estate, nonresidential real estate, commercial loans, commercial leases and equipment finance transactions.

The CODM uses consolidated net income to monitor results, evaluate budget-to-actual variances, perform competitive analyses that benchmark the Company to competitors, and determine whether to reinvest earnings in the Company or to deploy capital in other ways to maximize shareholder value. The CODM is regularly provided with the consolidated income and expenses, as well as assets, as presented on the Consolidated Statements of Income and Consolidated Balance Sheets, respectively, to assess performance and decide how to allocate resources on a Company-wide basis. The CODM also uses such information to monitor the level of expenses incurred associated with the various aspects of the Company’s business that support our clients, generate revenues, and are associated with the overall administration of the Company’s operations. In addition, certain internal financial information is also used by the CODM to monitor credit quality and credit loss expense. As a result, the Company has determined that it has only one reportable segment.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires public companies to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period. Specifically, public companies will be required to disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, an entity must disclose certain expense, gain, or loss amounts that are already required under current U.S. generally accepted accounting principles (“GAAP”). Further, an entity must disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In addition, an entity must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	For the years ended December 31,
	2024	2023
Net income available to common stockholders	$4,073	$9,393
Basic and diluted weighted average common shares outstanding	12,462,512	12,622,882
Basic and diluted earnings per common share	$0.33	$0.74

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Municipal securities	$703	$3	$—	$706
U.S. Treasury Bills and Notes	246,876	103	(689)	246,290
U.S. government-sponsored agencies	109,900	1	(128)	109,773
Mortgage-backed securities - residential	2,949	31	(69)	2,911
Collateralized mortgage obligations - residential	862	—	(12)	850
	$361,290	$138	$(898)	$360,530
December 31, 2023
Municipal securities	$930	$12	$(8)	$934
U.S. Treasury Bills and Notes	115,920	—	(3,412)	112,508
U.S. government-sponsored agencies	35,446	7	(62)	35,391
Mortgage-backed securities - residential	3,431	27	(91)	3,367
Collateralized mortgage obligations - residential	1,023	—	(20)	1,003
	$156,750	$46	$(3,593)	$153,203

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

	December 31, 2024
	Amortized Cost	Fair Value
Due in one year or less	$292,504	$292,073
Due after one year through five years	64,975	64,696
	357,479	356,769
Mortgage-backed securities - residential	2,949	2,911
Collateralized mortgage obligations - residential	862	850
	$361,290	$360,530

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
December 31, 2024
U.S. Treasury Bills and Notes	—	$—	$—	73	$48,609	$(689)	73	$48,609	$(689)
U.S. government-sponsored agencies	10	79,872	(128)	—	—	—	10	79,872	(128)
Mortgage-backed securities - residential	—	—	—	7	1,364	(69)	7	1,364	(69)
Collateralized mortgage obligations - residential	—	—	—	5	850	(12)	5	850	(12)
	10	$79,872	$(128)	85	$50,823	$(770)	95	$130,695	$(898)

December 31, 2023
Municipal securities	—	$—	$—	1	$217	$(8)	1	$217	$(8)
U.S. Treasury Bills and Notes	—	—	—	170	112,508	(3,412)	170	112,508	(3,412)
U.S. government-sponsored agencies	2	8,987	(13)	4	17,951	(49)	6	26,938	(62)
Mortgage-backed securities - residential	—	—	—	17	2,627	(91)	17	2,627	(91)
Collateralized mortgage obligations - residential	—	—	—	6	1,003	(20)	6	1,003	(20)
	2	$8,987	$(13)	198	$134,306	$(3,580)	200	$143,293	$(3,593)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 – SECURITIES (continued)

U.S. Treasury Bills and Notes, U.S. government-sponsored agencies and certain other available-for-sale securities reflected in the above table that the Company holds in its investment portfolio were in an unrealized loss position at December 31, 2024, but the unrealized loss was not recognized into income because the U.S. Treasury Bills and Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values are expected to recover as maturity dates of these securities approach.

We reviewed the available-for-sale securities in an unrealized loss position within the guidelines of ASC 326 and determined that no credit loss is required to be recognized.

The proceeds from sales of securities and the associated losses were as follows:

	For the years ended December 31,
	2024	2023
Proceeds	$—	$42,631
Gross gains	—	—
Gross losses	—	(454)

NOTE 4 – LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	December 31,
	2024	2023
One-to-four family residential real estate	$14,829	$18,945
Multi-family residential real estate	521,957	527,460
Nonresidential real estate	108,153	118,016
Commercial loans and leases	248,595	393,321
Consumer	1,623	1,364
	895,157	1,059,106
Allowance for credit losses	(7,571)	(8,345)
Loans, net	$887,586	$1,050,761

Net deferred loan origination costs included in the table above were $1.2 million and $1.7 million as of December 31, 2024 and 2023, respectively.

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

Multi-family Residential Real Estate

Multi-family residential real estate loans generally are secured by multi-family rental properties such as apartment buildings or mixed-use properties, including subsidized apartment units. In general, loan amounts range between $250,000 and $8.5 million at December 31, 2024. Approximately 40% of the collateral is located outside of our primary market area; however, we do not have a concentration in any single market in excess of 25% of our loan portfolio outside of our primary market area. In underwriting multi-family residential real estate loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), the age and condition of the collateral, the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar properties and, proximity to diverse employment opportunities. Multi-family residential loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan; however, the first lien is typically limited to 65% loan-to-value (“LTV”) or lower, with a second-lien loan permitted up to 75% LTV. Personal guarantees are usually obtained on multi-family residential real estate loans. The Company requires title insurance insuring the priority of our lien on real estate collateral, fire and extended coverage casualty insurance, and, if appropriate, flood insurance.

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

The Company emphasizes nonresidential real estate loans with initial principal balances between $250,000 and $7.5 million. The Company’s nonresidential real estate loans are generally written as balloon mortgages with maturities of three, five, seven, ten and 15 years. Amortization on these loans is typically based on 25 year schedules. The Company also originates some 15-year fixed-rate, fully amortizing loans.

In the underwriting of nonresidential real estate loans, the Company generally lends up to 75% of the property’s appraised value, however, the first lien is typically limited to 65% LTV or lower, with a second-lien loan permitted up to 75% LTV.  Decisions to lend are based on the economic viability of the property as the primary source of repayment and the creditworthiness of the borrower. In evaluating a proposed nonresidential real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually pursued and obtained from nonresidential real estate borrowers. The Company requires title insurance insuring the priority of our lien on real estate collateral and fire and extended coverage casualty insurance.

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

Included in commercial loans and leases are equipment finance, commercial finance and community finance segments.  See below for further explanation.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

The Company conducts equipment finance transactions for state and local governments, publicly-traded companies with and without public debt ratings, privately-held companies, and small businesses. In general, the Company conducts software finance transactions only for investment-grade State government or investment-grade corporate obligors. The Company discontinued equipment finance and software finance transactions with the U.S. Government in the first quarter of 2023 due to the government’s failure to timely remit scheduled payments on two transactions in 2023, for which the Company is now pursuing remedies under the Contract Disputes Act of 1978.  In early 2025, we reached a final resolution of the most significant  U.S. Government claim. Generally, the Company’s equipment finance transactions are secured primarily by technology equipment, medical equipment, material handling equipment and other capital equipment; however, licenses for software essential for the operation of financed equipment, or to the operations of the obligor, are also eligible for financing. Generally, equipment finance transactions have a maximum maturity of five years, repaid on a fully-amortizing basis.  Our total equipment finance portfolio as of December 31, 2024 was $182.1 million.  We have $43.8 million in total equipment or software finance credit exposure to 17 departments or agencies of the U.S. Government, with a portfolio average credit exposure amount of $2.3 million at December 31, 2024.  We have $26.1 million in total equipment or software finance credit exposure to 49 state or local governments, with a portfolio average amount of $246,000 at December 31, 2024.  We have $89.2 million in total commercial equipment finance transactions to 121 corporate and middle-market obligors, with a portfolio average amount of $292,000 at December 31, 2024. We have $23.0 million in total small business equipment finance credit exposure to 585 obligors, with a portfolio average amount of $35,000 at December 31, 2024.

Commercial Finance

The Company lends money to finance small- and medium-size businesses for working capital purposes on a national basis.  The Company offers traditional commercial lines of credit, asset-based lines of credit and accounts receivable factoring to companies in manufacturing, distribution/logistics, health care and professional services sectors, including contractors of the U.S. Government; however, not all types of commercial finance credit facilities are presently available to all business sectors.  Commercial finance borrowers are typically subject to more stringent liquidity and collateral underwriting, and ongoing credit monitoring practices, than traditional commercial bank credit borrowers.  Generally, commercial finance transactions have a maximum maturity of two years.  The maximum outstanding credit commitment to any commercial finance borrower is $20 million, however, the average commercial finance credit commitment was $791,000 at December 31, 2024 .

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

Allowance for Credit Losses - Loans

The following table represents the activity in the ACL by segment of loans:

	Beginning balance	Provision for (recovery of) credit losses	Loans charged off	Recoveries	Ending balance
December 31, 2024
One-to-four family residential real estate:
Home equity and junior liens	$75	$(21)	$—	$—	$54
One-to-four family first liens	220	(31)	—	28	217
Multi-family residential real estate:
Senior notes	4,178	129	(5)	18	4,320
Junior notes	371	73	—	—	444
Nonresidential real estate:
Owner occupied	144	36	—	—	180
Non-owner occupied	1,022	140	—	—	1,162
Commercial loans and leases:
Commercial	1,964	(405)	(629)	14	944
Equipment finance - Government	148	5,150	(5,238)	—	60
Equipment finance - Corporate Investment-grade	191	(49)	—	—	142
Consumer	32	59	(44)	1	48
	$8,345	$5,081	$(5,916)	$61	$7,571

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Beginning balance, prior to adoption of ASC 326	Impact of adopting ASC 326	Beginning balance, after adoption of ASC 326	Provision for (recovery of) credit losses	Loans charged off	Recoveries	Ending balance
December 31, 2023
One-to-four family residential real estate:
Home equity and junior liens	$84	$17	$101	$(26)	$—	$—	$75
One-to-four family first liens	197	82	279	(103)	(1)	45	220
Multi-family residential real estate:
Senior notes	3,519	734	4,253	(95)	—	20	4,178
Junior notes	498	(104)	394	(23)	—	—	371
Nonresidential real estate:
Owner occupied	252	(77)	175	(31)	—	—	144
Non-owner occupied	982	143	1,125	(103)	—	—	1,022
Commercial loans and leases:
Commercial	2,324	843	3,167	896	(2,176)	77	1,964
Equipment finance - Government	157	126	283	(135)	—	—	148
Equipment finance - Corporate Investment-grade	67	153	220	(29)	—	—	191
Consumer	49	(10)	39	44	(52)	1	32
	$8,129	$1,907	$10,036	$395	$(2,229)	$143	$8,345

As of December 31, 2024 and 2023 we had $279,000 and $335,000, respectively, recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method. Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2024
Loans:
Loans individually evaluated	$148	$1,453	$393	$15,018	$—	$17,012
Loans collectively evaluated	14,681	520,504	107,760	233,577	1,623	878,145
	$14,829	$521,957	$108,153	$248,595	$1,623	$895,157
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	271	4,764	1,342	1,146	48	7,571
	$271	$4,764	$1,342	$1,146	$48	$7,571

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2023
Loans:
Loans individually evaluated	$67	$—	$—	$21,982	$—	$22,049
Loans collectively evaluated	18,878	527,460	118,016	371,339	1,364	1,037,057
	$18,945	$527,460	$118,016	$393,321	$1,364	$1,059,106
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	295	4,549	1,166	2,303	32	8,345
	$295	$4,549	$1,166	$2,303	$32	$8,345

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Collateral Dependent Loans

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. The Company had $3.0 million and $3.2 million of collateral dependent loans secured by real estate or business assets as of December 31, 2024 and 2023, respectively.

Individually Evaluated  Loans

The following tables present loans individually evaluated by class of loans:

	Loan Balance	Recorded Investment	Partial Charge- off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2024
With no related allowance recorded
One-to-four family residential real estate	$138	$148	$—	$—	$66	$7
Multi-family residential real estate	1,416	1,453	—	—	607	28
Nonresidential real estate	366	393	—	—	228	3
Commercial loans and leases	20,210	15,018	5,192	—	20,225	9
	$22,130	$17,012	$5,192	$—	$21,126	$47

December 31, 2023
With no related allowance recorded
One-to-four family residential real estate	$66	$67	$—	$—	$76	$4
Commercial loans and leases	23,954	21,982	450	—	16,542	35
	$24,020	$22,049	$450	$—	$16,618	$39

Nonaccrual loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual Loans	Loans Past Due Over 90 Days, still accruing
December 31, 2024
One-to-four family residential real estate	$126	$—
Multi-family residential real estate	1,453	—
Nonresidential real estate	393	—
Commercial loans and leases	14,960	—
Consumer	2	—
	$16,934	$—
December 31, 2023
One-to-four family residential real estate	$37	$—
Commercial loans and leases	21,294	1,007
	$21,331	$1,007

Nonaccrual loans and individually evaluated loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans individually evaluated.

The Company’s reserve for uncollected loan interest was $2.4 million and $1.4 million at December 31, 2024 and 2023, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans are as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2024
One-to-four family residential real estate	$181	$—	$—	$181	$126	$14,522	$14,829
Multi-family residential real estate	654	—	—	654	1,453	519,850	521,957
Nonresidential real estate	—	—	—	—	393	107,760	108,153
Commercial loans and leases	2,044	1,929	—	3,973	14,960	229,662	248,595
Consumer	4	5	—	9	2	1,612	1,623
	$2,883	$1,934	$—	$4,817	$16,934	$873,406	$895,157

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2023
One-to-four family residential real estate	$12	$18	$—	$30	$37	$18,878	$18,945
Multi-family residential real estate	—	—	—	—	—	527,460	527,460
Nonresidential real estate	—	—	—	—	—	118,016	118,016
Commercial loans and leases	3,388	5,054	1,007	9,449	21,294	362,578	393,321
Consumer	8	5	—	13	—	1,351	1,364
	$3,408	$5,077	$1,007	$9,492	$21,331	$1,028,283	$1,059,106

At December 31, 2024 and 2023, the Company had no loan modifications that meet the definition described in ASU 2022-02 “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” for additional reporting.

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

Based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2024
One-to-four family residential real estate	$14,485	$—	$218	$126	$14,829
Multi-family residential real estate	515,478	3,858	1,168	1,453	521,957
Nonresidential real estate	106,891	428	441	393	108,153
Commercial loans and leases	227,851	3,156	2,628	14,960	248,595
Consumer	1,613	4	4	2	1,623
	$866,318	$7,446	$4,459	$16,934	$895,157

	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2023
One-to-four family residential real estate	$18,636	$—	$272	$37	$18,945
Multi-family residential real estate	526,127	1,333	—	—	527,460
Nonresidential real estate	118,016	—	—	—	118,016
Commercial loans and leases	357,384	10,587	4,056	21,294	393,321
Consumer	1,356	5	3	—	1,364
	$1,021,519	$11,925	$4,331	$21,331	$1,059,106

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
December 31, 2024

One-to-four family residential real estate:
Risk rating
Pass	$—	$484	$—	$—	$34	$10,897	$3,070	$14,485
Substandard	—	—	—	—	—	81	137	218
Nonaccrual	—	—	—	—	—	111	15	126
	$—	$484	$—	$—	$34	$11,089	$3,222	$14,829
One-to-four family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$28	$—	$28
Multi-family residential real estate:
Risk rating
Pass	$33,812	$38,228	$199,495	$107,420	$55,129	$75,772	$5,622	$515,478
Special mention	—	—	3,858	—	—	—	—	3,858
Substandard	—	—	—	—	—	1,168	—	1,168
Nonaccrual	—	216	1,237	—	—	—	—	1,453
	$33,812	$38,444	$204,590	$107,420	$55,129	$76,940	$5,622	$521,957
Multi-family residential real estate:
Current period gross charge-offs	$—	$—	$(5)	$—	$—	$—	$—	$(5)
Current period recoveries	—	—	—	—	—	18	—	18
	$—	$—	$(5)	$—	$—	$18	$—	$13
Nonresidential real estate:
Risk rating
Pass	$16,760	$14,355	$46,759	$14,771	$7,335	$5,998	$913	$106,891
Special mention	—	—	428	—	—	—	—	428
Substandard	441	—	—	—	—	—	—	441
Nonaccrual	—	—	393	—	—	—	—	393
	$17,201	$14,355	$47,580	$14,771	$7,335	$5,998	$913	$108,153
Commercial loans and leases:
Risk rating
Pass	$27,360	$32,517	$72,546	$30,764	$9,973	$723	$53,968	$227,851
Special mention	—	—	—	—	—	—	3,156	3,156
Substandard	—	—	103	40	—	—	2,485	2,628
Nonaccrual	—	55	14,747	—	158	—	—	14,960
	$27,360	$32,572	$87,396	$30,804	$10,131	$723	$59,609	$248,595
Commercial loans and leases:
Current period gross charge-offs	$—	$(332)	$(4,998)	$(44)	$(493)	$—	$—	$(5,867)
Current period recoveries	—	—	1	5	7	1	—	14
	$—	$(332)	$(4,997)	$(39)	$(486)	$1	$—	$(5,853)
Consumer:
Risk rating
Pass	$788	$169	$3	$20	$49	$—	$584	$1,613
Special mention	—	—	—	—	—	—	4	4
Substandard	—	—	—	—	—	—	4	4
Nonaccrual	2	—	—	—	—	—	—	2
	$790	$169	$3	$20	$49	$—	$592	$1,623
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(44)	$(44)
Current period recoveries	—	—	—	—	—	—	1	1
	$—	$—	$—	$—	$—	$—	$(43)	$(43)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 – LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving loans	Total
December 31, 2023

One-to-four family residential real estate:
Risk rating
Pass	$489	$—	$—	$130	$—	$14,213	$3,804	$18,636
Substandard	—	—	—	—	—	127	145	272
Nonaccrual	—	—	—	—	—	16	21	37
	$489	$—	$—	$130	$—	$14,356	$3,970	$18,945
One-to-four family residential real estate:
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

	December 31, 2024			December 31, 2023
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance
Other real estate owned	$—	$—	$—	$472	$(67)	$405
Other foreclosed assets	1,391	—	1,391	2,416	(44)	2,372
	$1,391	$—	$1,391	$2,888	$(111)	$2,777

The following represents the roll forward of foreclosed assets:

	At and For the Years Ended December 31,
	2024	2023
Beginning balance	$2,777	$476
New foreclosed assets	156	2,859
Valuation adjustments	—	(111)
Valuation reductions from sales	111	—
Direct write-downs	(516)	(70)
Sales	(1,137)	(377)
Ending balance	$1,391	$2,777

Activity in the valuation allowance is as follows:

	At and For the Years Ended December 31,
	2024	2023
Beginning balance	$111	$—
Additions charged to expense	—	111
Reductions from sales	(111)	—
Ending balance	$—	$111

At December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $93,000; there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process  at December 31, 2023.  At December 31, 2024, other foreclosed assets consisted of machinery repossessed in connection with equipment finance leases.

NOTE 6 – PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

	December 31,
	2024	2023
Land and land improvements	$12,054	$11,730
Buildings and improvements	33,293	32,348
Furniture and equipment	8,636	8,503
Computer equipment	5,241	5,197
	59,224	57,778
Accumulated depreciation	(36,335)	(34,828)
	$22,889	$22,950

Depreciation of premises and equipment was $2.0 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - LEASES

The following table represents the classification of the Company's right of use and lease liabilities:

	Statement of Financial Condition Location	December 31, 2024	December 31, 2023
Operating Lease Right of Use Asset:
Gross carrying amount		$9,025	$7,671
New lease obligation		592	1,354
Accumulated amortization		(6,103)	(5,082)
Net recorded value	Other assets	$3,514	$3,943

Operating Lease Liabilities:
Right of use lease obligations	Other liabilities	$3,514	$3,943

Lease amortization expense was $1.0 million and $1.1 million for the years ended  December 31, 2024 and 2023, respectively.  At December 31, 2024, the weighted-average remaining lease term for the Company's operating leases was 4.9 years and the weighted-average discount rate used in the measurement of the Company's operating lease liabilities was 3.73%.  For each operating lease, the discount rate is the FHLB fixed rate advance rate for the term most closely aligning with the remaining lease term at inception.

	For the years ended December 31,
	2024	2023
Lease cost:
Operating lease cost	$1,021	$1,118
Short-term lease cost	164	138
Sublease income	(24)	(25)
Total lease cost	$1,161	$1,231

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,207	$1,304

Future minimum payments under non-cancellable operating leases with terms longer than 12 months, are as follows at December 31, 2024. Future minimum payments on shorter term leases are excluded as the amounts are insignificant.

Twelve months ending December 31,
2025	$1,046
2026	1,022
2027	598
2028	544
2029	329
Thereafter	741
Total future minimum operating lease payments	4,280
Amounts representing interest	(766)
Present value of net future minimum operating lease payments	$3,514

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 8 - DEPOSITS

Composition of deposits is as follows:

	December 31,
	2024	2023
Noninterest-bearing demand deposits	$238,826	$260,851
Interest-bearing NOW accounts	277,059	306,548
Money market accounts	305,538	297,074
Savings deposits	161,139	174,759
Certificates of deposit	234,979	222,391
	$1,217,541	$1,261,623

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $31.9 million and $29.4 million at December 31, 2024 and 2023, respectively.

Scheduled maturities of certificates of deposit for the next five years as of December 31, 2024 are as follows:

2025	$177,924
2026	51,766
2027	3,396
2028	1,110
2029	783
$234,979

NOTE 9 — BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	December 31,
	2024		2023
	Contractual Rate	Amount	Contractual Rate	Amount
Fixed-rate advance from FHLB, due September 16, 2024	—%	$—	4.55%	$5,000
Fixed-rate advance from FHLB, due March 17, 2025	4.27%	$5,000	4.27%	5,000
Fixed-rate advance from FHLB, due September 17, 2025	4.20%	5,000	4.20%	5,000
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000	4.15%	5,000
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	4.06%	5,000
Subordinated Notes, due May 15, 2031	3.75%	18,736	3.75%	19,678
Line of credit, due March 28, 2025	7.00%	—	8.00%	—

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to keep on hand, free of all other pledges, liens, and encumbrances, specifically identified whole first mortgages on improved residential property not more than 90 days delinquent to secure advances from the FHLB. All of the Bank’s FHLB common stock is pledged as additional collateral for these advances. At December 31, 2024, $9.4 million and $375.9 million of first mortgage and multi-family residential real estate loans, respectively, collateralized potential advances. At December 31, 2024, we had the ability to borrow an additional $336.0 million under our credit facilities with the FHLB. We also have the ability to pledge U.S. Treasury Bills and Notes and U.S. government-sponsored agencies of $348.9 million for FHLB advances.  The Company also had available pre-approved overnight federal funds borrowing. At December 31, 2024 and 2023, there was no outstanding balance on these lines.

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At December 31, 2024 and 2023 there were $264,000 and $322,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%.  The line of credit has been extended since its original maturity date and the current maturity date is March 28, 2025.  The line of credit had no outstanding balance at  December 31, 2024 and 2023.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

The income tax expense is as follows:

	For the years ended December 31,
	2024	2023
Current expense	$922	$3,012
Deferred expense	26	347
Total income tax expense	$948	$3,359

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 21% for 2024 and 2023, to the income tax expense in the Consolidated Statements of Operations follows:

	For the years ended December 31,
	2024	2023
Expense computed at the statutory federal tax rate	$1,054	$2,678
State and local taxes, net of federal income tax effect	(140)	633
Other, net	34	48
	$948	$3,359
Effective income tax rate	18.88%	26.34%

Retained earnings at December 31, 2024 and 2023 include $14.9 million for which no deferred federal income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes alone.

The net deferred tax asset is as follows:

	December 31,
	2024	2023
Gross deferred tax assets
Allowance for credit losses	$1,969	$2,170
Alternative minimum tax and net operating loss carryforwards	4,006	3,832
Lease liability	914	1,025
Other	1,215	1,349
Unrealized loss on securities	197	922
	8,301	9,298
Gross deferred tax liabilities
Net deferred loan origination costs	(936)	(1,051)
Purchase accounting adjustments	(1,316)	(1,369)
Right of use asset	(914)	(1,025)
Fixed assets	(1,007)	(1,032)
Other	(367)	(309)
	(4,540)	(4,786)
	$3,761	$4,512

As of December 31, 2024 and 2023, the Company’s net deferred tax asset (“DTA”) was $3.8 million and $4.5 million, respectively.

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

The Company’s ability to realize the DTA is dependent upon the generation of future taxable income during the periods in which the tax attributes underlying the DTA become deductible. The amount of the DTA that will ultimately be realized will be impacted by the Company’s future taxable income, any changes to the many variables that could impact future taxable income and the then applicable corporate tax rate. No valuation allowance was required at  December 31, 2024 and 2023.

At December 31, 2024, the Company had a federal net operating loss carryforward of $6.6 million relating to its acquisition of Downers Grove National Bank, which is subject to utilization limitations under Section 382 of the Internal Revenue Code, and will begin to expire in 2030, and $225,000 of alternative minimum tax credit carryforward that does not expire and is subject to utilization limitations under Section 382 of the Internal Revenue Code. At December 31, 2024, the Company had a state net operating loss carryforward for the State of Illinois of $47.0 million, which will begin to expire in 2031 and fully expires in 2044.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 10 – INCOME TAXES (continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2024	2023
Beginning of year	$324	$305
Additions based on tax positions related to the current year	24	63
Additions for tax positions of prior years	21	29
Reductions due to the statute of limitations and reductions for tax positions of prior years	(77)	(73)
End of year	$292	$324

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. At December 31, 2024 and 2023, the Company had immaterial amounts accrued for potential interest and penalties.  If recognized, the entire amount of unrecognized tax benefits would affect the effective tax rate.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the various states where the Company does business. The Company is no longer subject to examination by the federal taxing authorities for years before 2021 and the Illinois taxing authorities for years before 2021.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%.  As of December 31, 2024, the Bank was well-capitalized, with all capital ratios exceeding the well-capitalized requirement. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2024
Community Bank Leverage Ratio	$159,779	11.23%	$128,017	9.00%
December 31, 2023
Community Bank Leverage Ratio	$161,037	10.85%	$133,577	9.00%

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 12 – EMPLOYEE BENEFIT PLAN

Profit Sharing Plan/401(k) Plan. The Company has a defined contribution plan (“profit sharing plan”) covering all of its eligible employees. Employees are eligible to participate in the profit sharing plan after attainment of age 21 and completion of one year of service. The Company provides a match of $0.50 on each $1.00 of contribution up to 6% of eligible compensation. The Company may also contribute an additional amount annually at the discretion of the Board of Directors. Contributions totaling $351,000 and $333,000 were made for the years ended December 31, 2024 and 2023, respectively.

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

	December 31,
	2024	2023
Financial instruments wherein contractual amounts represent credit risk
Commitments to extend credit	$2,141	$1,829
Standby letters of credit	3,075	7,566
Unused lines of credit	129,671	123,452

Commitments to extend credit are generally made for periods of 60 days or less. The fixed-rate loan commitments totaled $1.4 million with interest rates ranging from 6.50% to 6.78% and maturities ranging from 22 months to 5 years.

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

Premises held-for-sale:    At the time of transfer to held-for sale, these assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. These assets are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  During 2023, we recorded a valuation adjustment of $553,000 at the time of transfer of two of our retail branches to premises held-for-sale. We also recorded additional valuation adjustments of $49,000 on our Hazel Crest branch office based on the purchase price reflected in the pending sale agreement for the facility.

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2024
Securities:
Municipal securities	$—	$706	$—	$706
U.S. Treasury Bills and Notes	246,290	—	—	246,290
U.S. government-sponsored agencies	—	109,773	—	109,773
Mortgage-backed securities - residential	—	2,911	—	2,911
Collateralized mortgage obligations - residential	—	850	—	850
	$246,290	$114,240	$—	$360,530

December 31, 2023
Securities:
Municipal securities	$—	$934	$—	$934
U.S. Treasury Bills and Notes	112,508	—	—	112,508
U.S. government-sponsored agencies	—	35,391	—	35,391
Mortgage-backed securities - residential	—	3,367	—	3,367
Collateralized mortgage obligations – residential	—	1,003	—	1,003
	$112,508	$40,695	$—	$153,203

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

December 31, 2023
Other real estate owned	$—	$—	$405	$405
Other foreclosed assets	—	—	387	387

At December 31, 2024 and December 31, 2023 there were no individually evaluated loans that were measured using the fair value of the collateral for collateral– dependent loans and which had specific valuation allowances.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 14 – FAIR VALUE (continued)

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At December 31, 2024, there were no foreclosed assets with valuation allowances.  At December 31, 2023 other real estate owned had a carrying value of $472,000 less a valuation allowance of $67,000, or $405,000, and other foreclosed assets had a carrying value of $431,000 less a valuation allowance of $44,000, or $387,000.  There were no valuation adjustments of foreclosed assets recorded for the year ended December 31, 2024 compared to $111,000 of valuation adjustments of foreclosed assets recorded for the year ended December 31, 2023.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2023
Other real estate owned	$405	Sales comparison	Discount applied to valuation	10.0%
Other foreclosed assets	$387	Sales comparison	Discount applied to valuation	6.2%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at December 31, 2024 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents and time deposits in other financial institutions	$118,985	$84,399	$34,586	$—	$118,985
Securities	360,530	246,290	114,240	—	360,530
Loans receivable, net of allowance for credit losses	887,586	—	—	845,303	845,303
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	6,401	158	1,452	4,791	6,401
Financial liabilities
Certificates of deposit	234,979	—	233,639	—	233,639
Borrowings	20,000	—	19,990	—	19,990
Subordinated Notes	18,736	—	17,571	—	17,571

		Fair Value Measurements at December 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents and time deposits in other financial institutions	$207,997	$177,169	$30,828	$—	$207,997
Securities	153,203	112,508	40,695	—	153,203
Loans receivable, net of allowance for credit losses	1,050,761	—	—	997,897	997,897
FHLB and FRB stock	7,490	—	—	—	N/A
Accrued interest receivable	7,542	475	500	6,567	7,542
Financial liabilities
Certificates of deposit	222,391	—	220,222	—	220,222
Borrowings	20,000	—	24,960	—	24,960
Subordinated Notes	19,678	—	17,698	—	17,698

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

	For the years ended December 31,
	2024	2023
Deposit service charges and fees	3,433	$3,318
Loan servicing fees (1)	582	532
Trust and insurance commissions and annuities income	1,558	1,280
Losses on sales of securities (1)	—	(454)
(Loss) gain on sale of premises and equipment	(124)	9
Valuation adjustment on bank premises held-for-sale (1)	—	(602)
Loss on bank-owned life insurance (1)	(168)	(346)
Gain on repurchase of Subordinated notes (1)	107	—
Other (1)	401	680
Total noninterest income	$5,789	$4,417

(1)	Not within the scope of ASC 606

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees. Interchange income for the years ended December 31, 2024 and 2023 was $1.2 million and $1.3 million, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the years ended December 31, 2024 and 2023 were not financed by the Company.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 16 – COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of BankFinancial Corporation as of December 31, 2024 and 2023 and for the two years then ended are as follows:

Condensed Statements of Financial Condition

	December 31,
	2024	2023
Assets
Cash in subsidiary	$6,551	$7,273
Due from other financial institutions	7,000	7,000
Investment in subsidiary	159,810	158,748
Deferred tax asset	736	624
Other assets	1,614	1,542
	$175,711	$175,187
Liabilities and Stockholders' Equity
Subordinated notes, net of unamortized issuance costs	$18,736	$19,678
Accrued expenses and other liabilities	598	126
Total stockholders’ equity	156,377	155,383
	$175,711	$175,187

Condensed Statements of Operations

	For the years ended December 31,
	2024	2023
Dividends from subsidiary	$7,000	$14,700
Interest expense	778	794
Other income	107	—
Other expense	1,946	1,689
Income before income tax and undistributed subsidiary excess distributions	4,383	12,217
Income tax benefit	(691)	(642)
Income before equity in undistributed subsidiary excess distributions	5,074	12,859
Equity in undistributed subsidiary (excess distributions)	(1,001)	(3,466)
Net income	$4,073	$9,393

Condensed Statements of Cash Flows

	For the years ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$4,073	$9,393
Adjustments:
Amortization	58	44
Equity in undistributed subsidiary excess distributions	1,001	3,466
Gain on redemption of Subordinated notes	(107)	—
Change in other assets	(184)	297
Change in accrued expenses and other liabilities	485	10
Net cash from operating activities	5,326	13,210
Cash flows used in financing activities
Repurchase and retirement of common stock	(156)	(2,393)
Proceeds from repurchase of Subordinated notes	(906)	—
Cash dividends paid on common stock	(4,986)	(5,056)
Net cash used in financing activities	(6,048)	(7,449)
Net change in cash in subsidiary	(722)	5,761
Beginning cash in subsidiary	14,273	8,512
Ending cash in subsidiary	$13,551	$14,273

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(c) Changes in internal controls.

There were no changes made in our internal controls over financial reporting during the fourth quarter of 2024 or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1 and 31.2 to this Annual Report.

ITEM 9B.	OTHER INFORMATION

During the three months ended   December 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any Rule 10b5-1 trading arrangement.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the sections captioned “Election of Directors; Information with Respect to Directors and Executive Officers.”

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

(A)	Report of Independent Registered Accounting Firm (PCAOB ID: 49)

(B)	Consolidated Statements of Financial Condition at December 31, 2024 and 2023

(C)	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Articles of Incorporation of BankFinancial Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.2	Bylaws of BankFinancial Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.3	Articles of Amendment to Charter of BankFinancial Corporation	Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
3.4	Restated Bylaws of BankFinancial Corporation	Exhibit 3.1 to the Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on November 4, 2014
4.1	Form of Common Stock Certificate of BankFinancial Corporation	Exhibit 4 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
4.2	Description of Registrant's Securities	Exhibit 4.2 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 5, 2020
10.1	Amended and Restated Employment Agreement by and among BankFinancial Corporation and F. Morgan Gasior	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.2	Amended and Restated Employment Agreement by and among BankFinancial, NA and F. Morgan Gasior	Exhibit 10.2 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.3	Amended and Restated Employment Agreement by and among BankFinancial Corporation and Paul A. Cloutier	Exhibit 10.3 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.4	Amended and Restated Employment Agreement by and among BankFinancial, NA and Paul A. Cloutier	Exhibit 10.4 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on May 4, 2022
10.5	Employment Agreement by and among BankFinancial, NA and Marci L. Slagle	Exhibit 10.1 to the Current Report on Form 8-K of the Company, originally filed with the Securities and Exchange Commission on February 22, 2023
10.6	Amended and Restated Employment Agreement by and among BankFinancial, NA and John G. Manos	Exhibit 10.6 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 9, 2023
10.7	Amended and Restated Employment Agreement by and among BankFinancial, NA and Gregg T. Adams	Exhibit 10.1 to the Annual Report on Form 10-K/A of the Company, originally filed with the Securities and Exchange Commission on April 16, 2024
14	Code of Ethics for Senior Financial Officers	Exhibit 14 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 27, 2006
19	Insider Trading Policy	Filed herewith
21	Subsidiaries of Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company, originally filed with the Securities and Exchange Commission on September 23, 2004
23.1	Consent of RSM US LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
97	Policy related to recovery of erroneously awarded compensation	Exhibit 97 to the Annual Report on Form 10-K of the Company, originally filed with the Securities and Exchange Commission on March 1, 2024.
101

The following financial statements from the BankFinancial Corporation Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv)consolidated statements of changes in stockholders' equity, (v)consolidated statements of cash flows and (vi) the notes to consolidated financial statements.

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

BANKFINANCIAL CORPORATION
Date:	March 24, 2025	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	March 24, 2025
F. Morgan Gasior	(Principal Executive Officer)

/s/ Paul A. Cloutier	Executive Vice President and Chief Financial Officer	March 24, 2025
Paul A. Cloutier	(Principal Financial Officer)

/s/ Elizabeth A. Doolan	Senior Vice President and Controller	March 24, 2025
Elizabeth A. Doolan	(Principal Accounting Officer)

/s/ Cassandra J. Francis	Director	March 24, 2025
Cassandra J. Francis

/s/ John M. Hausmann	Director	March 24, 2025
John M. Hausmann

/s/ Benjamin Mackovak	Director	March 24, 2025
Benjamin Mackovak

/s/ Aaron J. O'Connor	Director	March 24, 2025
Aaron J. O'Connor

/s/ Terry R. Wells	Director	March 24, 2025
Terry R. Wells

/s/ Glen R. Wherfel	Director	March 24, 2025
Glen R. Wherfel

/s/ Debra R. Zukonik	Director	March 24, 2025
Debra R. Zukonik