Form 10-Q
period 2025-03-31
BankFinancial CORP
filed 2025-04-25
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At April 21, 2025, there were 12,460,678 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

March 31, 2025

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	March 31, 2025	December 31, 2024
Assets
Cash and due from other financial institutions	$20,274	$20,647
Interest-bearing deposits in other financial institutions	124,129	64,182
Cash and cash equivalents	144,403	84,829
Interest-bearing time deposits in other financial institutions	33,862	34,156
Securities, at fair value	357,165	360,530
Loans receivable, net of allowance for credit losses: March 31, 2025, $7,279 and December 31, 2024, $7,571	841,055	887,586
Foreclosed assets, net	1,337	1,391
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	22,464	22,889
Accrued interest receivable	5,327	6,401
Bank-owned life insurance	18,305	18,301
Deferred taxes	3,561	3,761
Other assets	7,152	7,480
Total assets	$1,442,121	$1,434,814

Liabilities
Deposits
Noninterest-bearing	$231,935	$238,826
Interest-bearing	1,000,996	978,715
Total deposits	1,232,931	1,217,541
Borrowings	15,000	20,000
Subordinated notes, net of unamortized issuance costs	18,253	18,736
Advance payments by borrowers for taxes and insurance	7,047	9,051
Accrued interest payable and other liabilities	11,395	13,109
Total liabilities	1,284,626	1,278,437

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,460,678 shares issued at March 31, 2025 and December 31, 2024	125	125
Additional paid-in capital	83,301	83,301
Retained earnings	74,348	73,513
Accumulated other comprehensive loss	(279)	(562)
Total stockholders’ equity	157,495	156,377
Total liabilities and stockholders’ equity	$1,442,121	$1,434,814

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended
	March 31,
	2025	2024
Interest and dividend income
Loans, including fees	$11,238	$13,353
Securities:
Taxable	43	51
Tax exempt	3,360	1,218
Other	1,671	2,723
Total interest income	16,312	17,345
Interest expense
Deposits	4,423	4,336
Borrowings and Subordinated notes	394	482
Total interest expense	4,817	4,818
Net interest income	11,495	12,527

(Recovery of) provision for credit losses - loans	(261)	61
Recovery of credit losses - unfunded commitments	(35)	(49)
(Recovery of) provision for credit losses	(296)	12

Net interest income after (recovery of) provision for credit losses	11,791	12,515

Noninterest income
Deposit service charges and fees	884	809
Loan servicing fees	187	156
Trust and insurance commissions and annuities income	437	450
Loss on sale of premises and equipment	(5)	(75)
Earnings (loss) on bank-owned life insurance	4	(87)
Gain on repurchase of Subordinated notes	42	107
Other	85	101
Total noninterest income	1,634	1,461

Noninterest expense
Compensation and benefits	5,704	6,052
Office occupancy and equipment	2,047	2,241
Advertising and public relations	130	90
Information technology	1,015	1,002
Professional fees	405	454
Supplies, telephone, and postage	289	286
FDIC insurance premiums	157	161
Other	1,165	1,480
Total noninterest expense	10,912	11,766
Income before income taxes	2,513	2,210
Income tax expense	432	500
Net income	$2,081	$1,710
Basic and diluted earnings per common share	$0.17	$0.14
Basic and diluted weighted average common shares outstanding	12,460,678	12,468,052

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended
	March 31,
	2025	2024
Net income	$2,081	$1,710
Unrealized holding gain on securities arising during the period	383	460
Tax effect	(100)	(119)
Other comprehensive gain, net of tax	283	341
Comprehensive income	$2,364	$2,051

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance at December 31, 2023	$125	$83,457	$74,426	$(2,625)	$155,383
Net income	—	—	1,710	—	1,710
Other comprehensive income, net of tax effect	—	—	—	341	341
Repurchase and retirement of common stock (15,203 shares)	—	(156)	—	—	(156)
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,247)	—	(1,247)
Balance at March 31, 2024	$125	$83,301	$74,889	$(2,284)	$156,031

Balance at December 31, 2024	$125	$83,301	$73,513	$(562)	$156,377
Net income	—	—	2,081	—	2,081
Other comprehensive income, net of tax effect	—	—	—	283	283
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,246)	—	(1,246)
Balance at March 31, 2025	$125	$83,301	$74,348	$(279)	$157,495

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$2,081	$1,710
Adjustments to reconcile net income to net cash (used in) from operating activities
(Recovery of) provision for credit losses - loans	(261)	61
Recovery of credit losses - unfunded commitments	(35)	(49)
Depreciation and amortization (accretion)	(2,206)	418
Net change in net deferred loan origination costs	5	92
Loss on disposal of premises and equipment	5	75
Loss on sale of foreclosed assets	—	9
(Earnings) loss on bank-owned life insurance	(4)	87
Gain on redemption of Subordinated notes	(42)	(107)
Net change in:
Accrued interest receivable	1,074	(167)
Other assets	439	499
Accrued interest payable and other liabilities	(1,673)	(2,619)
Net cash (used in) from operating activities	(617)	9
Cash flows from (used in) investing activities
Proceeds from maturities of interest-bearing time deposits in other financial institutions	5,452	496
Purchases of interest-bearing time deposits in other financial institutions	(5,158)	(10,163)
Securities:
Proceeds from maturities	193,400	43,330
Proceeds from principal repayments	155	122
Purchases of securities	(187,056)	(124,985)
Net change in loans receivable	46,720	42,565
Proceeds from sale of foreclosed assets	106	485
Proceeds from sale of premises and equipment	—	536
Purchase of premises and equipment, net	(104)	(243)
Net cash from (used in) investing activities	53,515	(47,857)
Cash flows from (used in) financing activities
Net change in:
Deposits	15,390	(2,337)
Advance payments by borrowers for taxes and insurance	(2,004)	(1,982)
Repayments of Federal Home Loan Bank advances	(5,000)	—
Repurchase of Subordinated notes	(464)	(906)
Repurchase and retirement of common stock	—	(156)
Cash dividends paid on common stock	(1,246)	(1,247)
Net cash from (used in) financing activities	6,676	(6,628)
Net change in cash and cash equivalents	59,574	(54,476)
Beginning cash and cash equivalents	84,829	178,484
Ending cash and cash equivalents	$144,403	$124,008

Supplemental disclosures of cash flow information:
Interest paid	$4,622	$4,600
Income taxes paid	1	1
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to foreclosed assets	52	49
Due from broker	—	250

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, the “Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2025 or for any other period.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. These receivables are included in loans receivable on the Consolidated Statements of Financial Condition, and as commercial loans and leases in Note 4 - Loans Receivable.  The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls.  Customer reserves  may be used to pay customers’ obligations to various third parties as directed by the customer. Customer reserves are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $6.3 million and $6.7 million at March 31, 2025 and December 31, 2024, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $1.1 million and $1.5 million at March 31, 2025 and December 31, 2024, respectively.

Factoring fees are recognized in interest income as incurred by the customer and deducted from the customer's reserve balances. Other factoring-related fees, which include wire transfer fees, broker fees, and other similar fees, are reported by the Company as loan servicing fees in noninterest income.

Reclassifications: Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation with no impact on previously reported net income or stockholders' equity.  Activity for the three months ended March 31, 2024 for interest-bearing time deposits in other financial institutions has been reclassified in the statement of cashflows to conform with current period's presentation.  There is no impact on net income or stockholders' equity.

These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires public companies to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period. Specifically, public companies will be required to disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, an entity must disclose certain expense, gain, or loss amounts that are already required under current U.S. GAAP. Further, an entity must disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In addition, an entity must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 2 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended
	March 31,
	2025	2024
Net income available to common stockholders	$2,081	$1,710
Basic and diluted weighted average common shares outstanding	12,460,678	12,468,052
Basic and diluted earnings per common share	$0.17	$0.14

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
March 31, 2025
Municipal securities	$702	$4	$—	$706
U.S. Treasury Bills and Notes	343,183	77	(405)	342,855
U.S. government-sponsored agencies	10,000	—	(19)	9,981
Mortgage-backed securities - residential	2,824	31	(55)	2,800
Collateralized mortgage obligations - residential	833	—	(10)	823
	$357,542	$112	$(489)	$357,165
December 31, 2024
Municipal securities	$703	$3	$—	$706
U.S. Treasury Bills and Notes	246,876	103	(689)	246,290
U.S. government-sponsored agencies	109,900	1	(128)	109,773
Mortgage-backed securities - residential	2,949	31	(69)	2,911
Collateralized mortgage obligations - residential	862	—	(12)	850
	$361,290	$138	$(898)	$360,530

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

	March 31, 2025
	Amortized Cost	Fair Value
Due in one year or less	$330,291	$330,041
Due after one year through five years	23,594	23,501
	353,885	353,542
Mortgage-backed securities - residential	2,824	2,800
Collateralized mortgage obligations - residential	833	823
	$357,542	$357,165

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
March 31, 2025
U.S. Treasury Bills and Notes	10	$98,959	$(11)	49	$35,490	$(394)	59	$134,449	$(405)
U.S. government-sponsored agencies	1	9,981	(19)	—	—	—	1	9,981	(19)
Mortgage-backed securities - residential	—	—	—	5	1,158	(55)	5	1,158	(55)
Collateralized mortgage obligations - residential	—	—	—	5	823	(10)	5	823	(10)
	11	$108,940	$(30)	59	$37,471	$(459)	70	$146,411	$(489)

December 31, 2024
U.S. Treasury Bills and Notes	—	$—	$—	73	$48,609	$(689)	73	$48,609	$(689)
U.S. government-sponsored agencies	10	79,872	(128)	—	—	—	10	79,872	(128)
Mortgage-backed securities - residential	—	—	—	7	1,364	(69)	7	1,364	(69)
Collateralized mortgage obligations - residential	—	—	—	5	850	(12)	5	850	(12)
	10	$79,872	$(128)	85	$50,823	$(770)	95	$130,695	$(898)

U.S. Treasury Bills and Notes, U.S. government-sponsored agency securities and certain other available-for-sale securities reflected in the above table that the Company holds in its investment portfolio were in an unrealized loss position at March 31, 2025, but the unrealized loss was not recognized into income because the U.S. Treasury Bills and Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values of these securities are expected to recover as maturity dates of these securities approach.

We reviewed the available-for-sale securities in an unrealized loss position within the guidelines of Accounting Standards Codification (“ASC”) 326 and determined that no credit loss is required to be recognized.

There were no sales of securities during the three months ended  March 31, 2025 and 2024.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	March 31, 2025	December 31, 2024
One-to-four family residential real estate	$14,090	$14,829
Multi-family residential real estate	506,498	521,957
Nonresidential real estate	104,610	108,153
Commercial loans and leases	221,403	248,595
Consumer	1,733	1,623
	848,334	895,157
Allowance for credit losses	(7,279)	(7,571)
Loans, net	$841,055	$887,586

Net deferred loan origination costs included in the table above were $1.2 million as of March 31, 2025 and  December 31, 2024.

Allowance for Credit Losses - Loans

The following table represents the activity in the Allowance for Credit Losses (“ACL”) by segment of loans:

	Beginning balance	Provision for (recovery of) credit losses	Loans charged off	Recoveries	Ending balance
For the three months ended

March 31, 2025
One-to-four family residential real estate:
Home equity and junior liens	$54	$(4)	$—	$—	$50
One-to-four family first liens	217	(8)	—	2	211
Multi-family residential real estate:
Senior notes	4,320	(133)	—	2	4,189
Junior notes	444	(5)	—	—	439
Nonresidential real estate:
Owner occupied	180	(7)	—	—	173
Non-owner occupied	1,162	(27)	—	—	1,135
Commercial loans and leases:
Commercial	944	(68)	(36)	10	850
Equipment finance - Government	60	(10)	—	—	50
Equipment finance - Corporate Investment-grade	142	(8)	—	—	134
Consumer	48	9	(10)	1	48
	$7,571	$(261)	$(46)	$15	$7,279

March 31, 2024
One-to-four family residential real estate:
Home equity and junior liens	$75	$(12)	$—	$—	$63
One-to-four family first liens	220	45	—	3	268
Multi-family residential real estate:
Senior notes	4,178	186	—	6	4,370
Junior notes	371	78	—	—	449
Nonresidential real estate:
Owner occupied	144	34	—	—	178
Non-owner occupied	1,022	244	—	—	1,266
Commercial loans and leases:
Commercial	1,964	(468)	(158)	5	1,343
Equipment finance - Government	148	(36)	—	—	112
Equipment finance - Corporate Investment-grade	191	(25)	—	—	166
Consumer	32	15	(13)	—	34
	$8,345	$61	$(171)	$14	$8,249

As of  March 31, 2025,  December 31, 2024 and March 31, 2024 we had $244,000, $279,000 and $286,000, respectively, recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
March 31, 2025
Loans:
Loans individually evaluated	$126	$1,395	$—	$14,941	$—	$16,462
Loans collectively evaluated	13,964	505,103	104,610	206,462	1,733	831,872
	$14,090	$506,498	$104,610	$221,403	$1,733	$848,334
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	261	4,628	1,308	1,034	48	7,279
	$261	$4,628	$1,308	$1,034	$48	$7,279

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2024
Loans:
Loans individually evaluated	$148	$1,453	$393	$15,018	$—	$17,012
Loans collectively evaluated	14,681	520,504	107,760	233,577	1,623	878,145
	$14,829	$521,957	$108,153	$248,595	$1,623	$895,157
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	271	4,764	1,342	1,146	48	7,571
	$271	$4,764	$1,342	$1,146	$48	$7,571

Collateral Dependent Loans

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. The Company had $2.4 million and $3.0 million of collateral dependent loans secured by real estate or business assets as of March 31, 2025 and December 31, 2024, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Individually Evaluated Loans

The following tables present loans individually evaluated by class of loans:

					Three Months Ended
					March 31, 2025
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
March 31, 2025
With no related allowance recorded:
One-to-four family residential real estate	$123	$126	$—	$—	$127	$—
Multi-family residential real estate	1,342	1,395	—	—	1,439	—
Commercial loans and leases	20,169	14,941	5,227	—	15,027	1
	$21,634	$16,462	$5,227	$—	$16,593	$1

					Year ended
					December 31, 2024
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2024
With no related allowance recorded:
One-to-four family residential real estate	$138	$148	$—	$—	$66	$7
Multi-family residential real estate	1,416	1,453	—	—	607	28
Nonresidential real estate	366	393	—	—	228	3
Commercial loans and leases	20,210	15,018	5,192	—	20,225	9
	$22,130	$17,012	$5,192	$—	$21,126	$47

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
March 31, 2025
One-to-four family residential real estate	$107	$—
Multi-family residential real estate	1,395	—
Commercial loans and leases	14,911	—
Consumer	—	1
	$16,413	$1
December 31, 2024
One-to-four family residential real estate	$126	$—
Multi-family residential real estate	1,453	—
Nonresidential real estate	393	—
Commercial loans and leases	14,960	—
Consumer	2	—
	$16,934	$—

Nonaccrual loans and individually evaluated loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans individually evaluated.

The Company’s reserve for uncollected loan interest was $2.7 million and $2.4 million at March 31, 2025 and December 31, 2024, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
March 31, 2025
One-to-four family residential real estate	$209	$—	$—	$209	$107	$13,774	$14,090
Multi-family residential real estate	816	—	—	816	1,395	504,287	506,498
Nonresidential real estate	—	—	—	—	—	104,610	104,610
Commercial loans and leases	2,855	63	—	2,918	14,911	203,574	221,403
Consumer	1	2	1	4	—	1,729	1,733
	$3,881	$65	$1	$3,947	$16,413	$827,974	$848,334

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2024
One-to-four family residential real estate	$181	$—	$—	$181	$126	$14,522	$14,829
Multi-family residential real estate	654	—	—	654	1,453	519,850	521,957
Nonresidential real estate	—	—	—	—	393	107,760	108,153
Commercial loans and leases	2,044	1,929	—	3,973	14,960	229,662	248,595
Consumer	4	5	—	9	2	1,612	1,623
	$2,883	$1,934	$—	$4,817	$16,934	$873,406	$895,157

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

At  March 31, 2025 and  December 31, 2024, the Company had no loan modifications that meet the definition described in ASC 326 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments” for additional reporting.

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

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
March 31, 2025
One-to-four family residential real estate	$13,808	$—	$175	$107	$14,090
Multi-family residential real estate	496,103	—	9,000	1,395	506,498
Nonresidential real estate	103,752	425	433	—	104,610
Commercial loans and leases	204,196	66	2,230	14,911	221,403
Consumer	1,728	2	3	—	1,733
	$819,587	$493	$11,841	$16,413	$848,334

	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2024
One-to-four family residential real estate	$14,485	$—	$218	$126	$14,829
Multi-family residential real estate	515,478	3,858	1,168	1,453	521,957
Nonresidential real estate	106,891	428	441	393	108,153
Commercial loans and leases	227,851	3,156	2,628	14,960	248,595
Consumer	1,613	4	4	2	1,623
	$866,318	$7,446	$4,459	$16,934	$895,157

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
March 31, 2025

One-to-four family residential real estate loans:
Risk-rating
Pass	$—	$—	$482	$—	$—	$10,425	$2,901	$13,808
Substandard	73	—	—	—	—	80	22	175
Nonaccrual	—	—	—	—	—	93	14	107
	$73	$—	$482	$—	$—	$10,598	$2,937	$14,090
One-to-four family residential real estate loans:
Current period recoveries	$—	$—	$—	$—	$—	$2	$—	$2
Multi-family residential real estate:
Risk rating
Pass	$2,432	$33,583	$38,022	$190,752	$101,536	$124,545	$5,233	$496,103
Substandard	—	—	—	3,840	3,996	1,164	—	9,000
Nonaccrual	—	—	141	1,254	—	—	—	1,395
	$2,432	$33,583	$38,163	$195,846	$105,532	$125,709	$5,233	$506,498
Multi-family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$2	$—	$2
Nonresidential real estate:
Risk rating
Pass	$—	$16,357	$14,243	$46,402	$14,545	$11,294	$911	$103,752
Special mention	—	—	—	425	—	—	—	425
Substandard	433	—	—	—	—	—	—	433
	$433	$16,357	$14,243	$46,827	$14,545	$11,294	$911	$104,610
Commercial loans and leases:
Risk rating
Pass	$5,489	$26,434	$28,525	$61,972	$25,597	$5,649	$50,530	$204,196
Special mention	—	—	—	66	—	—	—	66
Substandard	—	—	—	30	—	—	2,200	2,230
Nonaccrual	—	—	50	14,723	40	98	—	14,911
	$5,489	$26,434	$28,575	$76,791	$25,637	$5,747	$52,730	$221,403
Commercial loans and leases:
Current period gross charge-offs	$—	$—	$(10)	$(26)	$—	$—	$—	$(36)
Current period recoveries	—	—	8	2	—	—	—	10
	$—	$—	$(2)	$(24)	$—	$—	$—	$(26)
Consumer:
Risk rating
Pass	$15	$722	$160	$3	$20	$48	$760	$1,728
Special mention	—	—	—	—	—	—	2	2
Substandard	—	1	—	—	—	—	2	3
	$15	$723	$160	$3	$20	$48	$764	$1,733
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(10)	$(10)
Current period recoveries	—	—	—	—	—	—	1	1
Current period recoveries	$—	$—	$—	$—	$—	$—	$(9)	$(9)

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
Commercial loans and leases :
Risk rating
Pass	$27,360	$32,517	$72,546	$30,764	$9,973	$723	$53,968	$227,851
Special mention	—	—	—	—	—	—	3,156	3,156
Substandard	—	—	103	40	—	—	2,485	2,628
Nonaccrual	—	55	14,747	—	158	—	—	14,960
	$27,360	$32,572	$87,396	$30,804	$10,131	$723	$59,609	$248,595
Commercial loans and leases :
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

	March 31, 2025			December 31, 2024
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Other foreclosed assets	$1,337	$—	$1,337	$1,391	$—	$1,391

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended
	March 31,
	2025	2024
Beginning balance	$1,391	$2,777
New foreclosed assets	52	49
Valuation reductions from sales	—	67
Sales	(106)	(561)
Ending balance	$1,337	$2,332

Activity in the valuation allowance is as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Beginning balance	$—	$111
Reductions from sales	—	(67)
Ending balance	$—	$44

At  March 31, 2025 and  December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $93,000.  At  March 31, 2025, other foreclosed assets consisted of vehicles and machinery repossessed in connection with equipment finance leases.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	March 31, 2025		December 31, 2024
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due March 17, 2025	—%	$—	4.27%	$5,000
Fixed-rate advance from FHLB, due September 17, 2025	4.20%	5,000	4.20%	5,000
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000	4.15%	5,000
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	4.06%	5,000
Subordinated notes, due May 15, 2031	3.75%	18,253	3.75%	18,736
Line of credit, due March 28, 2025	—%	—	7.00%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At March 31, 2025 and  December 31, 2024, there were $247,000 and $264,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

In March 2025, we repurchased $500,000 of the Notes and recorded a $42,000 gain on repurchase. In March 2024, we repurchased $1.0 million of the Notes and recorded a $107,000 gain on repurchase.

In 2020, the Company established a $5.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of Prime Rate as published in the Wall Street Journal minus 0.50%, with a minimum rate of 2.40%.  The line of credit has not been renewed.  The line of credit had no outstanding balance at  December 31, 2024.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2025
Securities:
Municipal securities	$—	$706	$—	$706
U.S. Treasury Bills and Notes	342,855	—	—	342,855
U.S. government-sponsored agencies	—	9,981	—	9,981
Mortgage-backed securities - residential	—	2,800	—	2,800
Collateralized mortgage obligations - residential	—	823	—	823
	$342,855	$14,310	$—	$357,165
December 31, 2024
Securities:
Municipal securities	$—	$706	$—	$706
U.S. Treasury Bills and Notes	246,290	—	—	246,290
U.S. government-sponsored agencies	—	109,773	—	109,773
Mortgage-backed securities - residential	—	2,911	—	2,911
Collateralized mortgage obligations - residential	—	850	—	850
	$246,290	$114,240	$—	$360,530

At  March 31, 2025 and  December 31, 2024, there were no individually evaluated loans that were measured using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At  March 31, 2025 and  December 31, 2024 there were no foreclosed assets with valuation allowances.  There were no valuation adjustments of foreclosed assets recorded for the three months ended  March 31, 2025 and 2024.

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at March 31, 2025 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$144,403	$143,436	$967	$—	$144,403
Interest-bearing time deposits in other financial institutions	33,862	—	33,862	—	33,862
Securities	357,165	342,855	14,310	—	357,165
Loans receivable, net of allowance for credit losses	841,055	—	—	798,798	798,798
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	5,327	591	442	4,294	5,327
Financial liabilities
Certificates of deposit	238,892	—	237,708	—	237,708
Borrowings	15,000	—	15,022	—	15,022
Subordinated notes	18,253	—	17,020	—	17,020

		Fair Value Measurements at December 31, 2024 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$84,829	$84,399	$430	$—	$84,829
Interest-bearing time deposits in other financial institutions	34,156	—	34,156	—	34,156
Securities	360,530	246,290	114,240	—	360,530
Loans receivable, net of allowance for credit losses	887,586	—	—	845,303	845,303
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	6,401	158	1,452	4,791	6,401
Financial liabilities
Certificates of deposit	234,979	—	233,639	—	233,639
Borrowings	20,000	—	19,990	—	19,990
Subordinated notes	18,736	—	17,571	—	17,571

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

	Three Months Ended
	March 31,
	2025	2024
Deposit service charges and fees	$884	$809
Loan servicing fees (1)	187	156
Trust and insurance commissions and annuities income	437	450
Loss on sale of premises and equipment	(5)	(75)
Earnings (loss) on bank-owned life insurance (1)	4	(87)
Gain on repurchase of Subordinated notes (1)	42	107
Other (1)	85	101
Total noninterest income	$1,634	$1,461

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $284,000 and $310,000 for the three months ended March 31, 2025 and 2024, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed assets sales for the three months ended March 31, 2025 and 2024 were not financed by the Company.

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (ii) interest rate movements and their impact on the economy, customer behavior, the market value of securities and our net interest margin; (iii) changes in U.S. Government or State government budgets, appropriations or funding allocation policies or practices affecting our credit exposures to U.S. Government or State governments, agencies or related entities, or borrowers' dependent on the receipt of Federal or State appropriations, including but not limited to, defense, healthcare, transportation, education and law enforcement programs; (iv) less than anticipated loan and lease growth; (v) for any significant credit exposure, borrower-specific adverse developments with respect to the adequacy of cash flows, liquidity or collateral; (vi) the inherent credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs; (vii) adverse economic conditions in general, or specific events such as a pandemic or national or international war, act of conflict or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (viii) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (ix) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for credit losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (x) changes, disruptions or illiquidity in national or global financial markets; (xi) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xii) factors affecting our ability to retain or access deposits or cost-effective funding, including changes in public confidence, withdrawals of deposits not insured by the FDIC or the availability of other borrowing sources for any reason; (xiii) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xiv) higher federal deposit insurance premiums; (xv) higher than expected overhead, infrastructure and compliance costs; (xvi) changes in accounting principles, policies or guidelines; (xvii) the effects of any federal government shutdown or failure to enact legislation related to the maximum permitted amount of U.S. Government debt obligations; (xviii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions; and (xix) the effects of tariffs or other domestic or international governmental policies.

These risks and uncertainties, together with the Risk Factors and other information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as Part II, Items 1A of our subsequent Quarterly Reports on Form 10-Q, and other filings we make with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statement in the future, or to reflect circumstances and events that occur after the date on which the forward-looking statement was made.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC.

Overview

We reported net income of $2.1 million, or $0.17 per common share, for the quarter ended March 31, 2025. As of March 31, 2025, the Company had total assets of $1.442 billion, total loans of $841.1 million, total deposits of $1.233 billion and stockholders' equity of $157.5 million.

In the first quarter of 2025, net interest income decreased by $182,000 due primarily to declines in the balances of healthcare finance lines of credit and higher-risk equipment finance transactions, partially offset by declines in interest expense due to lower market interest rates. Our net interest margin on a tax-equivalent basis remained stable at 3.50%.

Noninterest income increased by $64,000 due to increases in trust department income, deposit service charges and fees and a gain on the repurchase of subordinated debt notes, partially offset by declines in loan servicing income and bank-owned life insurance income.

Noninterest expense decreased by $287,000 due to reductions in base compensation and payroll taxes resulting from lower employee headcount, partially offset by seasonal increases in employee benefits expense and facilities maintenance expenses and reduced nonperforming assets expenses.

Cash & Cash-Equivalent Assets

At March 31, 2025, cash and cash-equivalent assets represented 10% of total assets, compared to 6% of total assets at December 31, 2024.

Investment Securities Portfolio

For the quarter ended March 31, 2025, total investment securities and investments in certificates of deposit decreased by $3.7 million. The investment securities portfolio had a weighted-average 0.5 year term to maturity as of March 31, 2025, with an after-tax unrealized loss of $279,000 or 0.2% of Tier 1 capital.

Loan Portfolio

Our loan portfolio declined by $46.8 million in the first quarter of 2025 primarily due to scheduled repayments within all portfolios, offset by modest loan originations of multi-family residential loans and corporate equipment lease transactions.  Commercial line of credit utilization for commercial finance and lessor finance borrowers increased modestly; however, line of credit balances and commitments declined in the healthcare finance portfolio.  Demand for commercial finance transactions continued to increase during the first quarter of 2025 due to increased marketing activity.

Asset Quality

The ratio of nonperforming assets to total assets declined to 1.23% at March 31, 2025, inclusive of two U.S. Government equipment finance transactions with a total exposure of $14.0 million as of March 31, 2025.  We expect to receive a $5.6 million final settlement cash payment with respect to one of the U.S. Government equipment finance transactions in the second quarter of 2025.  Excluding these two U.S. Government transactions, our ratio of nonperforming assets to total assets was 0.26%. Past due trends improved, and nonperforming asset resolution activity continued during the first quarter of 2025.

Our allowance for credit losses increased to 0.86% of total loans as of March 31, 2025, compared to 0.85% at December 31, 2024.

Deposit Portfolio

Total deposits increased by $15.4 million due to increases in the balances of interest-bearing transaction accounts and certificate of deposit accounts, partially offset by decreases in noninterest-bearing commercial deposit balances related to certain healthcare finance relationships. The cost of total retail and commercial deposits decreased to 1.79% during the first quarter of 2025 from 1.88% at December 31, 2024. Core deposits represented 81% of total deposits, with noninterest-bearing demand deposit accounts representing 19% of total deposits as of March 31, 2025. Total commercial deposits were 20% of total deposits as March 31, 2025 and 21% at December 31, 2024. FDIC-insured deposits were 84% of total deposits and collateralized public funds deposits represented 1% of total deposits as of March 31, 2025.

Capital Adequacy

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.91% at March 31, 2025. During the quarter ended march 31, 2025, the Company repurchased $500,000 of its Subordinated notes which were issued in 2021. The book value of the Company’s common shares increased to $12.64 at March 31, 2025 from $12.55 per share at December 31, 2024.

Outlook

We continue to prioritize originations of new commercial finance working capital lines of credit and corporate equipment finance transactions, with less emphasis on multi-family residential and nonresidential real estate loans.  Given recent developments with respect to global trade practices and U.S. Government policies, our commercial finance credit products offer commercial and industrial borrowers innovative solutions in uncertain times.  Our strong liquidity and capital position enables us to pursue new opportunities for portfolio growth in these segments, with the appropriate balance of increased earnings and risk management.

We also continue to focus on expansion of our small business and commercial deposit portfolio, notwithstanding the volatility in balances that certain larger commercial depositors may experience at times.  Particularly for small and medium- sized businesses, our integration of comprehensive commercial credit and commercial deposit/treasury products provide highly effective solutions compared to both regulated and non-regulated competitors.  We also continue to enhance our focus on growing “share of wallet” with existing retail deposit customers, including introductions to wealth management and trust solutions where appropriate.  These initiatives help improve noninterest income results and the overall depth and quality of our deposit portfolio.

We remain vigilant concerning noninterest expense management, particularly with respect to creating operating efficiencies from headcount productivity.  To achieve better growth in our loan and deposit portfolios to strengthen net interest income, and for key generators of noninterest income such as the Trust Department, Treasury Services and certain retail deposit account relationships, we will continue to invest in marketing resources and dedicated commercial finance, deposit and trust production resources by utilizing the savings generated from operating efficiencies.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	March 31, 2025	December 31, 2024	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,442,121	$1,434,814	$7,307
Loans, net	841,055	887,586	(46,531)
Securities, at fair value	357,165	360,530	(3,365)
Deposits	1,232,931	1,217,541	15,390
Borrowings	15,000	20,000	(5,000)
Subordinated notes, net of unamortized issuance costs	18,253	18,736	(483)
Equity	157,495	156,377	1,118

	Three Months Ended
	March 31,
	2025	2024	$ Change
	(In thousands)
Selected Operating Data:
Interest income	$16,312	$17,345	$(1,033)
Interest expense	4,817	4,818	(1)
Net interest income	11,495	12,527	(1,032)
Provision for (recovery of) credit losses	(296)	12	(308)
Net interest income after provision for (recovery of) credit losses	11,791	12,515	(724)
Noninterest income	1,634	1,461	173
Noninterest expense	10,912	11,766	(854)
Income before income taxes	2,513	2,210	303
Income tax expense	432	500	(68)
Net income	$2,081	$1,710	$371

	Three Months Ended
	March 31,
	2025	2024
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.58%	0.46%
Return on equity (ratio of net income to average equity) (1)	5.31	4.38
Average equity to average assets	10.95	10.52
Net interest rate spread (1) (2)	2.94	3.07
Net interest margin (TEB) (1) (3) (4)	3.50	3.59
Efficiency ratio (5)	83.11	84.11
Noninterest expense to average total assets (1)	3.05	3.17
Average interest-earning assets to average interest-bearing liabilities	133.17	135.89
Dividends declared per share	$0.10	$0.10
Dividend payout ratio	59.88%	72.94%

	At March 31, 2025	At December 31, 2024
Asset Quality Ratios:
Nonperforming assets to total assets (6)	1.23%	1.28%
Nonperforming loans to total loans	1.93	1.89
Allowance for credit losses to nonperforming loans	44.35	44.71
Allowance for credit losses to total loans	0.86	0.85
Capital Ratios:
Equity to total assets at end of period	10.92%	10.90%
Tier 1 leverage ratio (Bank only)	11.38%	11.23%
Other Data:
Number of full-service offices	18	18
Employees (full-time equivalents)	191	197

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	Calculated on a tax-equivalent basis assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(5)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(6)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total assets increased $7.3 million, or 0.5%, to $1.442 billion at March 31, 2025, from $1.435 billion at December 31, 2024. The increase in total assets was primarily due to an increase in cash and cash equivalents, partially offset by decreases in securities and loans receivable.  Cash and cash equivalents increased $59.6 million to $144.4 million at March 31, 2025, from $84.8 million at December 31, 2024, while securities decreased $3.4 million to $357.2 million at March 31, 2025 and loans receivable decreased $46.5 million to $841.1 million.

Our loan portfolio consists primarily of investment and business loans (multi-family residential real estate, nonresidential real estate, and commercial loans and leases), which together totaled 98.1% of gross loans at March 31, 2025. During the three months ended March 31, 2025, commercial loans and leases decreased by $27.2 million, or 10.9%, and multi-family residential real estate loans decreased by $15.5 million, or 3.0%.  The decrease in commercial loans and leases was primarily due to decreases in government and corporate leases of $9.4 million and $6.9 million, respectively, due to scheduled payments and payoffs.  The decrease in multi-family residential real estate loans was due to $17.5 million of payments and payoffs in the first three months of 2025.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family residential real estate lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At March 31, 2025, $308.9 million, or 61.1%, of our multi-family residential real estate loans were in the Metropolitan Statistical Area for Chicago, Illinois; $64.1 million, or 12.7%, were in Florida; $65.5 million, or 13.0%, were in Texas; and $30.3 million, or 6.0%, were in North Carolina. This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  At March 31, 2025, our concentrations within the nonresidential real estate portfolio were retail shopping malls of $46.8 million, or 44.7%; office buildings of $13.4 million, or 12.8%; mixed use buildings of $13.2 million, or 12.6%; and industrial buildings of $10.0 million, or 9.5%.

Total liabilities increased $6.2 million, or 0.5%, to $1.285 billion at March 31, 2025, from $1.278 billion at December 31, 2024, due to an increase in total deposits, partially offset by $5.0 million of maturing borrowings, a $500,000 repurchase of our Notes, and decreases in accrued interest payable and other liabilities. Total deposits increased $15.4 million, or 1.3%, to $1.233 billion at March 31, 2025, from $1.218 billion at December 31, 2024. Interest-bearing NOW accounts increased $11.8 million, or 4.3%, to $288.9 million at March 31, 2025, from $277.1 million at December 31, 2024,  money market accounts increased $3.4 million, or 1.1%, to $308.9 million at March 31, 2025, from $305.5 million at December 31, 2024, and savings accounts increased $3.2 million, or 2.0%, to $164.3 million at March 31, 2025, from $161.1 million at December 31, 2024.  Retail certificates of deposit also increased $3.9 million, or 1.7%, to $238.9 million at March 31, 2025, from $235.0 million at December 31, 2024. These increases were offset by a decrease in noninterest-bearing demand deposits of $6.9 million, or 2.9%, to $231.9 million at March 31, 2025, from $238.8 million at December 31, 2024.  Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 80.6% of total deposits at March 31, 2025 and 80.7% of total deposits at  December 31, 2024.

Total stockholders’ equity was $157.5 million at March 31, 2025, compared to $156.4 million at December 31, 2024. The increase in total stockholders’ equity was primarily due to net income of $2.1 million for the three months ended March 31, 2025 and a $283,000 decrease, net of tax, of accumulated other comprehensive loss on our securities portfolio, partially offset by our declaration and payment of cash dividends totaling $1.2 million during the same period.

Operating Results for the Three Months Ended March 31, 2025 and 2024

Net Income. Net income was $2.1 million for the three months ended March 31, 2025, compared to $1.7 million for the three months ended March 31, 2024. Earnings per basic and fully diluted share of common stock were $0.17 for the three months ended March 31, 2025, compared to $0.14 for the three months ended March 31, 2024.

Net Interest Income. Net interest income was $11.5 million for the three months ended March 31, 2025, compared to $12.5 million for the three months ended March 31, 2024.  The $1.0 million decrease in net interest income was primarily due to a $1.0 million decrease in interest income.

The decrease in interest income was due in substantial part to decreases in weighted average  interest-earning assets and the yield on interest-bearing assets.  Total average interest-earning assets decreased $51.5 million, or 3.6%, to $1.364 billion for the three months ended March 31, 2025, from $1.415 billion for the same period in 2024. The yield on interest-earning assets decreased eight basis points to 4.85% for the three months ended March 31, 2025, from 4.93% for the three months ended March 31, 2024.  The weighted average cost of interest-bearing liabilities increased five basis points to 1.91% for the three months ended March 31, 2025, from 1.86% for the three months ended March 31, 2024.  Total average interest-bearing liabilities decreased $17.4 million, or 1.7%, to $1.024 billion for the three months ended March 31, 2025, from $1.041 billion for the same period in 2024.  The decrease in interest-bearing liabilities is partially attributable to a $10.5 million decrease in average deposits. Our net interest rate spread decreased by 13 basis points to 2.94% for the three months ended March 31, 2025, from 3.07% for the same period in 2024, primarily due to an increase in the cost of deposits.  Our net interest margin, on a tax equivalent basis, decreased nine basis points to 3.50% for the three months ended March 31, 2025, from 3.59% for the same period in 2024.

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

	For the Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$870,896	$11,238	5.23%	$1,031,256	$13,353	5.21%
Securities	347,092	3,403	3.98	186,339	1,269	2.74
Stock in FHLB and FRB	7,490	112	6.06	7,490	117	6.28
Other	138,237	1,559	4.57	190,090	2,606	5.51
Total interest-earning assets	1,363,715	16,312	4.85	1,415,175	17,345	4.93
Noninterest-earning assets	69,249			69,157
Total assets	$1,432,964			$1,484,332
Interest-bearing Liabilities:
Savings deposits	$162,610	72	0.18	$172,851	76	0.18
Money market accounts	308,254	1,752	2.31	304,356	1,846	2.44
NOW accounts	279,020	538	0.78	296,890	577	0.78
Certificates of deposit	236,331	2,061	3.54	222,644	1,837	3.32
Total deposits	986,215	4,423	1.82	996,741	4,336	1.75
Borrowings and Subordinated notes	37,793	394	4.23	44,640	482	4.34
Total interest-bearing liabilities	1,024,008	4,817	1.91	1,041,381	4,818	1.86
Noninterest-bearing deposits	230,216			257,663
Noninterest-bearing liabilities	21,849			29,173
Total liabilities	1,276,073			1,328,217
Equity	156,891			156,115
Total liabilities and equity	$1,432,964			$1,484,332
Net interest income/Net interest margin (2)		$11,495	3.42%		$12,527	3.56%
Tax equivalent adjustment (3)		274	0.08		100	0.03
Net interest income (TEB) / Net interest margin (TEB) (2) (3)		$11,769	3.50%		$12,627	3.59%

Net interest rate spread (4)			2.94%			3.07%
Net interest-earning assets (5)	$339,707			$373,794

Ratio of interest-earning assets to interest-bearing liabilities	133.17%			135.89%

(1)	Annualized.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Calculated on a tax-equivalent basis (“TEB”) assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

The recovery of credit losses – loans for the three months ended March 31, 2025 was $261,000 compared to a provision for credit losses – loans of $61,000 recorded for the three months ended March 31, 2024. The provision for, or recovery of, credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There were no reserves established for loans individually evaluated at March 31, 2025 or December 31, 2024.  Net charge-offs were $31,000 for the three months ended March 31, 2025, compared to $157,000 for the three months ended March 31, 2024.

The allowance for credit losses as a percentage of nonperforming loans was 44.35% at March 31, 2025, compared to 44.71% at December 31, 2024.

Noninterest Income

	Three Months Ended
	March 31,
	2025	2024	Change
	(Dollars in thousands)
Deposit service charges and fees	$884	$809	$75
Loan servicing fees	187	156	31
Trust and insurance commissions and annuities income	437	450	(13)
Loss on sale of premises and equipment	(5)	(75)	70
Earnings (loss) on bank-owned life insurance	4	(87)	91
Gain on repurchase of Subordinated notes	42	107	(65)
Other	85	101	(16)
Total noninterest income	$1,634	$1,461	$173

Noninterest income increased $173,000, or 11.8%, to $1.6 million, for the three months ended March 31, 2025, compared to $1.5 million for the same period in 2024, due in part to increases in deposit service charges and fees, loan servicing income, and earnings on bank-owned life insurance. Deposit services charges and fees increased $75,000, or 9.3%, to $884,000 for the three months ended March 31, 2025, compared to $809,000 for the three months ended March 31, 2024.  In March 2025, we repurchased $500,000 of our Notes and recorded a $42,000 gain on repurchase, compared to a $1.0 million repurchase of our Notes in the first quarter of 2024 at a gain of $107,000.

Noninterest Expense

	Three Months Ended
	March 31,
	2025	2024	Change
	(Dollars in thousands)
Compensation and benefits	$5,704	$6,052	$(348)
Office occupancy and equipment	2,047	2,241	(194)
Advertising and public relations	130	90	40
Information technology	1,015	1,002	13
Professional fees	405	454	(49)
Supplies, telephone and postage	289	286	3
FDIC insurance premiums	157	161	(4)
Other	1,165	1,480	(315)
Total noninterest expense	$10,912	$11,766	$(854)

Noninterest expense decreased $854,000, or 7.3%, to $10.9 million, for the three months ended March 31, 2025, compared to $11.8 million for the same period in 2024, primarily due to decreases in expenses for compensation and benefits, office occupancy and equipment, professional fees, FDIC insurance premiums, and other expenses.  Compensation and benefits expense decreased $348,000, or 5.8%, to $5.7 million for the three months ended March 31, 2025, compared to $6.1 million in 2024.   The decrease is primarily due to reduced staffing; full time equivalents were 191 at March 31, 2025, compared to 217 at March 31, 2024.  Office occupancy and equipment expense decreased by $194,000, or 8.7%, to $2.0 million for the three months ended March 31, 2025, from $2.2 million for the same period in 2024, primarily due to decreases in real estate taxes and rent expenses. Professional fees decreased by $49,000, or 10.8%, to $405,000 for the three months ended March 31, 2025, from $454,000 for the same period in 2024, primarily due to decreases in legal and placement expenses.  Other expenses decreased by $315,000, or 21.3%, to $1.2 million for the three months ended March 31, 2025, from $1.5 million for the same period in 2024, primarily due to decreases in nonperforming asset legal expenses, and no settlement expense for nonperforming asset litigation settlement compared to $225,000 in 2024.

Income Taxes

We recorded income tax expense of $432,000 for the three months ended March 31, 2025, compared to $500,000 for the three months ended March 31, 2024. Our combined state and federal effective tax rate for the three months ended March 31, 2025 was 17.2%, compared to 22.6% for the three months ended March 31, 2024, due in part to the favorable impact of the tax benefit of interest earned on U.S. Treasury Bills and Notes and U.S. government-sponsored agency securities.

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

	March 31, 2025	December 31, 2024	Quarter Change
	(Dollars in thousands)
Criticized - Special Mention:
Multi-family residential real estate	$—	$3,858	$(3,858)
Nonresidential real estate	425	428	(3)
Commercial loans and leases	66	3,156	(3,090)
Consumer	2	4	(2)
	$493	$7,446	$(6,953)

Classified - Performing Substandard:
One-to-four family residential real estate	$175	$218	$(43)
Multi-family residential real estate	9,000	1,168	7,832
Nonresidential real estate	433	441	(8)
Commercial loans and leases	2,230	2,628	(398)
Consumer	3	4	(1)
	$11,841	$4,459	$7,382

With respect to classified loans as of March 31, 2025, we expect to reach a forbearance agreement with a borrower involving a $3.8 million multi-family residential real estate loan assigned a “Special Mention” risk rating as of December 31, 2024 to permit the borrower to complete renovations to the property to cure an unforeseeable adverse development that caused certain units to be unavailable for lease.  Pursuant to the forbearance agreement, the Borrower agreed to complete the necessary renovations and return the remaining units to the market for lease on a defined schedule. It is projected that the property will reach stabilized occupancy upon completion of the renovations.  In addition, as part of our ongoing portfolio management processes, we conducted an on-site inspection and obtained current financial information for a borrower with a $4.0 million multi-family residential real estate loan. The inspection and the updated financial information indicated that in 2024 the property did not perform consistent with market conditions, its performance in 2023 and our original underwriting.  We expect to reach a forbearance agreement with the borrower to complete necessary repairs to the collateral and return certain units to a marketable condition competitive in the market within the next two quarters as required by the applicable loan covenants.

Nonperforming Loans and Assets

We review loans on a regular basis and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At March 31, 2025, we have two loans in this category.

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets:

	March 31, 2025	December 31, 2024	Quarter Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$107	$126	$(19)
Multi-family residential real estate	1,395	1,453	(58)
Nonresidential real estate	—	393	(393)
Commercial loans and leases	14,911	14,960	(49)
Consumer	—	2	(2)
	16,413	16,934	(521)

Loans past due over 90 days, still accruing	1	—	1

Other foreclosed assets	1,337	1,391	(54)

Total nonperforming assets	$17,751	$18,325	$(574)

Ratios:
Allowance for credit losses to total loans	0.86%	0.85%
Allowance for credit losses to nonperforming loans	44.35	44.71
Nonperforming loans to total loans	1.93	1.89
Nonperforming assets to total assets	1.23	1.28
Nonaccrual loans to total loans	1.93	1.89
Nonaccrual loans to total assets	1.14	1.18

Nonperforming Assets

Nonperforming assets decreased $574,000 during the first quarter, to $17.8 million at March 31, 2025, compared to $18.3 million at December 31, 2024. The decrease was primarily due to a $393,000 nonresidential real estate loan payoff in the first quarter. The Company’s ratio of nonperforming assets to total assets was 1.23% as of March 31, 2025 compared to 1.28% as of December 31, 2024.

On January 3, 2025, the U.S. Government offered to settle a $10.5 million U.S. Government Contract Disputes Act claim submitted in February 2024. Following negotiations with the U.S. Government during the month of January 2025, we agreed to settle the claim for $5.6 million in cash and a return of the unused software licenses. The $5.6 million payment is expected to be received in the second quarter of 2025.

With respect to our other U.S. Government equipment finance exposure of $8.4 million, we submitted a claim pursuant to the Contract Disputes Act to the prime contractor for their respective certification and submission to the U.S. Government. On April 3, 2025, the U.S. Government indefinitely extended the time to respond to the claim to enable it to complete internal discussions for purposes of submitting a settlement offer to us.  The Government’s ultimate response to the Contract Disputes Act claim remains uncertain, including the amount of any settlement offer, if any, that may be tendered to us, and the Company is prepared to take all actions necessary to enforce its rights and remedies at law or in equity.

Given the unexpected conduct by the U.S. Government in these transaction and information we learned about similar activity encountered by other participants in the market, we discontinued originations of U.S. Government equipment finance transactions in early 2023 pending the outcome of our claims.

Machinery and commercial vehicles with recorded balances of $52,000 were transferred to foreclosed assets during the three months ended March 31, 2025.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $15.0 million of FHLB advances outstanding at March 31, 2025 and $20.0 million at December 31, 2024.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75% maturing on May 15, 2031. In March 2025, the Company repurchased $500,000 of these subordinated notes and recorded a gain of $42,000 and in March 2024, the Company repurchased $1.0 million of these subordinated notes and recorded a gain of $107,000.  At March 31, 2025, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $10.7 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest is payable at a rate of Prime rate minus 0.50%.  The line of credit was not renewed in 2025.

As of March 31, 2025, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of March 31, 2025, we had no other material commitments for capital expenditures.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  Beginning January 1, 2022, banking organizations that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of March 31, 2025, the Bank's Community Bank Leverage Ratio was 11.38%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%. As of March 31, 2025, the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2025
Community Bank Leverage Ratio	$161,901	11.38%	$128,063	9.00%

December 31, 2024
Community Bank Leverage Ratio	$159,779	11.23%	$128,017	9.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.10 per share for each of the three months ended March 31, 2025 and March 31, 2024.

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

Quantitative Analysis. The following table sets forth, as of March 31, 2025, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(20,908)	(9.92)%	$3,782	7.75%
+300	(6,653)	(3.16)	2,971	6.09
+200	(26)	(0.01)	2,100	4.30
+100	2,224	1.06	1,081	2.22

-100	(10,151)	(4.82)	(2,229)	(4.57)
-200	(20,480)	(9.72)	(3,791)	(7.77)
-300	(33,331)	(15.81)	(6,023)	(12.34)
-400	(35,753)	(16.96)	(8,522)	(17.47)

The table set forth above indicates that at March 31, 2025, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 9.72% decrease in NPV and a $3.8 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 0.01% decrease in NPV and a $2.1 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There we no purchases of our common stock made by, or on behalf of us, during the first quarter of 2025.

As of March 31, 2025, the Company had repurchased 8,085,578 shares of its common stock out of the 8,267,771 shares of common stock authorized under the current share repurchase authorization, as amended and extended from time to time.  Pursuant to the current share repurchase authorization, there were 182,193 shares of common stock authorized for repurchase as of March 31, 2025.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended  March 31, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	April 25, 2025	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer