Form 10-K/A
period 2024-12-31
BankFinancial CORP
filed 2025-04-30
CIK 1303942

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

BankFinancial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 24, 2025. In accordance with General Instruction G(3), the Company is filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On December 3, 2024, the Board of Directors (the “Board”) of BankFinancial Corporation, a Maryland corporation (the “Company”), approved setting the number of directors of the Company at seven, effective on the date of the 2025 annual meeting of stockholders of the Company, or until such time as the Board  determines otherwise in accordance with the bylaws of the Company, based upon the Board’s consideration of internal governance guidelines expected to occur in 2025 or at other times or for other reasons as the Board may determine.

The following table sets forth certain information regarding the members of the Board of Directors, including their years of service and terms of office. Except as indicated in this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of the Company, there are no arrangements or understandings between any of the directors and any other person pursuant to which such directors were selected.

		Director	Term of Class
Name	Position(s) Held in the Company	Since (1)	to Expire
John M. Hausmann, C.P.A.	Director	1990	2025
Aaron J. O'Connor, C.P.A.	Director	2024	2025
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	1983	2026
Benjamin Mackovak	Director	2024	2026
Debra R. Zukonik	Director	2020	2026
Cassandra J. Francis	Director	2006	2027
Terry R. Wells	Director	1994	2027

(1)

Denotes the earlier of the year the individual became a director of the Bank or the year the individual became a director of the Company or its predecessors, BankFinancial MHC and BankFinancial Corporation, the federal corporation. Messrs. Gasior, Hausmann and Wells have each served as a director of the Company since its formation in 2004. Ms. Francis was appointed to the Board of Directors of the Company in 2006.  Ms. Zukonik joined as a director of the Company in 2020.  Messrs. Mackovak and O'Connor joined as directors of the Company in 2024.

The business experience for at least the past five years of each member of the Board of Directors is set forth, with age information as of December 31, 2024. The biographies also contain information regarding the person’s experience and the experiences, qualifications, attributes or skills that caused the Corporate Governance and Nominating Committee and the Board of Directors to determine that the person should serve as a director.

Cassandra J. Francis. Age 59. Ms. Francis is self-employed as the sole proprietor of KARIATID since 2009, which provides real estate and construction-related strategic planning, management, and program and project advisory services to public, private and non-profit organizations. Ms. Francis is also President of BOCA Enterprises, Inc. and President of  Michiana Enterprises, real estate management companies. Ms. Francis previously served as the Chief Real Estate and Development Officer of the South Shore Line Railroad / Northern Indiana Commuter Transportation District and as the President and CEO of Friends of the Parks. She was also an Executive Director of Clayco, Inc., a national design-build construction firm and the Director of Olympic Village Development for Chicago’s bid to host the 2016 Summer Olympic and Paralympic Games. She has also held various management positions, including Senior Vice President with U.S. Equities Development, L.L.C. from 1995 to 2008. Ms. Francis is a Fellow of the American Institute of Certified Planners, a Fellow of RICS (The Royal Institution of Chartered Surveyors), a Fellow of the Chartered Institute of Arbitrators, and is an admitted member of the Counselors of Real Estate, the professional consulting arm of the National Association of Realtors. She is certified as both an international commercial arbitrator and as a civil commercial mediator. Ms. Francis is a LEED Accredited Professional and is licensed as a real estate managing broker in the States of Illinois and Indiana. She formerly served as Liaison Vice Chair of the Counselors of Real Estate, Vice President of the International Board of Governors of Lambda Alpha International, an honorary land economics society and formerly served on the Chicago Advisory Board of the Urban Land Institute.

Ms. Francis brings to the Board, among other skills and qualifications, substantial experience in urban planning and commercial real estate development and operations, with particular emphasis in retail development and leasing. She also has extensive experience with commercial real estate finance and valuations, particularly in Midwestern markets.

F. Morgan Gasior. Age 61. Mr. Gasior has served as Chairman of the Board, Chief Executive Officer and President of the Company since its formation in 2004, and of the Bank since 1989, and as a director of the Bank since 1983. He held the same positions with the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Gasior has been employed by the Bank in a variety of positions since 1984, and became a full-time employee in 1988 when he was appointed as Executive Vice President and Chief Operating Officer. Mr. Gasior is licensed as an attorney in the States of Illinois and Michigan, but he does not actively practice law.

Mr. Gasior brings to the Board, among other skills and qualifications, a comprehensive understanding of the Bank’s strategies, operations and customers based on his more than 40 years of service as an employee and officer of the Bank. He has led the development and implementation of the Bank’s financial, lending, operational, technology and expansion strategies, and this experience has uniquely positioned him to adjust the Company’s business strategies to respond to changing economic, regulatory and competitive conditions, and to discern and coordinate operational changes to match these strategies. His position on the Board also provides a direct channel of communication from senior management to the Board.

John M. Hausmann, C.P.A. Age 69. Mr. Hausmann has been a self-employed certified public accountant since 1980, until he retired in 2022. Prior to that time, he was an accountant with Arthur Andersen. Mr. Hausmann is a member of the Illinois Certified Public Accountant Society. He has been a director of the Company since its formation in 2004, and of the Bank since 1990. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005.

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

Benjamin Mackovak. Age 43.  Mr. Mackovak is the Co-Founder and Managing Member of Strategic Value Bank Partners, an investment partnership specializing in community banks.  He has held that position since 2015. Prior to co-founding Strategic Value Bank Partners, Mr. Mackovak was the Founder and Portfolio Manager of Cavalier Capital, an investment firm based in Cleveland, Ohio. Mr. Mackovak was a Senior Analyst at Rivanna Capital, an investment firm based in Charlottesville, Virginia from 2006 to 2012. Mr. Mackovak worked at First American Trust, an investment firm based in Newport Beach, California as an Associate Portfolio Manager from 2004 to 2005. Mr. Mackovak began his career at Merrill Lynch.

Mr. Mackovak currently serves on the Board of Directors of First Foundation Inc., People’s Bank of Commerce, and Keystone Bank. Previously, he served on the Boards of Directors of Community Bank of the Bay, United Security Bancshares, First South Bancorp, Peak Bancorp, Foothills Community Bank, and First State Bank of Colorado. In his experience as a bank director, Mr. Mackovak has served on the Compensation Committee, Loan Committee, Corporate Governance Committee, Nominating Committee, ALCO Committee, Strategic Committee, IT Committee, M&A Committee, and Audit Committee of various community banks. In addition to serving on these bank boards, Mr. Mackovak also serves on the Board of Directors for the Great Lakes Science Center.

Mr. Mackovak brings to the Board his experience as a director of other banks and his financial expertise.

Aaron J. O'Connor, C.P.A. Age 50. Mr. O'Connor is a partner and founder of the accounting firm Bridge CPA PLLC, a full-service CPA firm providing audit, tax and business advisory services.  Mr. O'Connor has over 25 years of public accounting experience, mainly providing audit/attestation and business consulting services. During this time, he has worked with clients of all sizes, from start-ups to helping take companies public on the NASDAQ and TSX. Mr. O'Connor's clients have been in financial services, manufacturing, distribution, and professional services. Mr. O'Connor's public accounting experience includes audit partner responsibilities with PKF Mueller from 2020 to 2023, and Crowe LLP from 2004 to 2019. Mr. O’Connor has been a member of the Board of Directors of the Bank since 2023.

Mr. O'Connor brings to the Board, among other skills and qualifications, a comprehensive understanding of accounting, auditing, internal controls, and taxation principles based on his many years of experience as a certified public accountant.

Terry R. Wells. Age 66. Mr. Wells has served as the Mayor of the Village of Phoenix, Illinois since 1993, and he currently serves as President of the Southland Regional Mayoral Black Caucus.  He is also a member of the Board of Directors of Pace, a Division of the Regional Transportation Authority (Illinois), and the Chairman of the Board of South Suburban College. Mr. Wells has served as President of the South Suburban Mayors and Managers Association. Mr. Wells retired in 2019 after 35 years teaching history at the secondary school level.  He has been a director of the Company since its formation in 2004, and of the Bank since 1994. He was a director of the Company’s predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005.

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

Debra R. Zukonik. Age 62. Ms. Zukonik is the co-owner and Chief Credit Officer of Dare Capital Partners, LLC, which provides asset-based lending and accounts receivable factoring to selected small and medium-size businesses, and co-investment in asset-based lending or accounts receivable factoring facilities to selected financial institutions.  Ms. Zukonik is a co-owner of NN6, LLC, which is a technology company providing specialty report capabilities for factoring software and a co-owner of Horizon ProMed, LP, which is a commercial real estate investment company.  Ms. Zukonik is also a co-owner of FactorHelp, Inc., which is a factoring consulting firm, and a co-owner of Factor Solutions, LLC, which provides servicing for factoring transactions. Ms. Zukonik is a member of the Board of Directors of the American Factoring Association and is a former member of the Advisory Board of the International Factoring Association, having served four times in the past 20 years, and she previously served on the Executive Committee of the Commercial Finance Association Board of Directors.

Ms. Zukonik brings to the Board, among other skills and qualifications, substantial experience and expertise in the Commercial Finance industry with an extensive range of formal training and expertise in commercial credit and collections, underwriting, and financial and credit analysis.

Executive Officers Who Are Not Directors

Set forth below is information, with age information as of December 31, 2024, regarding the principal occupations for at least the past five years of the individuals who serve as executive officers of the Company and/or the Bank who are not directors of the Company or the Bank. All executive officers of the Company and the Bank are elected annually by their respective Boards of Directors and serve until their successors are elected and qualify. No executive officer identified below is related to any director or other executive officer of the Company or the Bank. Except as indicated elsewhere in this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K, there are no arrangements or understandings between any officer identified below and any other person pursuant to which any such officer was selected as an officer.

Gregg T. Adams. Age 65. Mr. Adams has served as the President of the Marketing and Sales Division of the Bank since 2015 and was the Executive Vice President of the Marketing and Sales Division of the Bank from 2001 to 2015 and was the Senior Vice President of the Marketing and Sales Division from 2000 to 2001. Mr. Adams joined the Bank in 1986 and has served in various positions with the Bank and its former real estate subsidiary, Financial Properties, Inc., including as Vice President of Marketing Development. Mr. Adams is also a director of Financial Assurance Services, Inc.

Paul A. Cloutier, C.P.A. Age 61. Mr. Cloutier has served as the Chief Financial Officer and Treasurer of the Company since its formation in 2004, of the Bank since 1991, and of the Company's predecessors, BankFinancial MHC and BankFinancial Corporation, a federal corporation, from 1999 to 2005. Mr. Cloutier also serves as the Executive Vice President of the Finance Division of the Company and the Bank. He is a registered certified public accountant in the State of Michigan and is a member of the American Institute of Certified Public Accountants. Prior to joining the Bank and its parent companies, he was a Senior Tax Associate with Coopers & Lybrand.

John G. Manos. Age 64. Mr. Manos has served as the President of the Bank’s Commercial Real Estate Lending Division since 2014, and was the Regional President of the Bank’s Southern Region from 2006 to 2014. He has held various positions with the Bank since 1999, including Senior Vice President, and Vice President and Senior Vice President of Regional Commercial Banking. Prior to joining the Bank, Mr. Manos was the Manager – Commercial Lending for Preferred Mortgage Associates.

Marci L. Slagle. Age 55.  Ms. Slagle has served as the President of the Bank's Equipment Finance Division since February 2020.  She manages the corporate, governmental and middle market equipment finance and leasing departments.  Ms. Slagle is a Certified Lease Finance Professional (“CLFP”) with over 25 years experience in the commercial equipment leasing/finance industry.  She is a member of the CLFP Foundation and has served as President and as an Executive Committee Member.  Ms. Slagle is a current member of the Equipment Leasing and Finance Association, and formerly served on its Steering Committee – Middle Market Leasing. She is a member of the National Equipment Finance Association.

Delinquent Section 16(a) Reports

The Company’s executive officers, directors and any beneficial owners of greater than 10% of the outstanding shares of the Company’s common stock are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Company’s common stock. SEC rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on the Company’s review of ownership reports required to be filed for the year ended December 31, 2024, Director Mackovak was late in filing a Form 3, and we believe that no other executive officer, director or 10% beneficial owner of shares of the Company’s common stock failed to file a required ownership report on a timely basis.

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

Recommendations for Director Nominees

There have been no changes to our procedures for stockholders to recommend director nominees since they were disclosed in our proxy statement for our 2024 Annual Meeting of Stockholders.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee, which was attached as Appendix A to the 2023 Proxy Statement.  As more fully described in the Audit Committee Charter, the Audit Committee reviews the records and affairs of the Company to determine its financial condition, reviews with management and the Company’s independent registered public accounting firm the systems of internal control over financial reporting, monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States, and oversees the conduct of information technology and information security auditing.  Each member of the Audit Committee is an “independent” director as defined in the listing standards of the NASDAQ Stock Market and Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board of Directors has determined that Messrs. Hausmann and Wherfel are qualified as “audit committee financial experts” as currently defined in the regulations of the SEC.  The Audit Committee of the Company is comprised of Mr. Hausmann (Chair), Mr. Wells, and Mr. Wherfel, each of whom is expected to serve on the committee through the conclusion of the Company’s 2025 Annual Meeting of Stockholders.

Insider Trading Policies and Procedures

The Board of Directors has adopted an Insider Trading Policy, which governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

ITEM 11.	EXECUTIVE COMPENSATION

NARRATIVE DISCUSSION OF EXECUTIVE COMPENSATION

Introduction

This Narrative Discussion of Executive Compensation describes the Company’s compensation philosophy and policies for 2024 as applicable to the executive officers named in the Summary Compensation Table (the “Named Executive Officers”). This section explains the structure and rationale associated with each material element of the Named Executive Officers’ compensation, and it provides context for the more detailed disclosure tables and specific compensation amounts provided in the following section. It is important to note that the Company and the Bank share an executive management team, members of the executive management team are compensated by the Bank rather than the Company and the Company reimburses the Bank for its services to the Company through intercompany expense allocations.

Role of the Human Resources Committee of the Board of Directors

Pursuant to its Charter, the Human Resources Committee of the Company is responsible for the execution of the Board of Directors’ responsibilities with respect to any equity-based compensation, performance evaluations and succession planning for the Company’s Chief Executive Officer and other named executive officers of the Company.  The Human Resources Committee of the Bank is responsible for the execution of the responsibilities of the Board of Directors of the Bank with respect to cash-based compensation, employee benefits and perquisites, performance evaluations and succession planning for the Bank’s Chief Executive Officer, and other senior officers of the Bank. The Human Resources Committee of the Bank communicates its actions and decisions to the Human Resources Committee of the Company.  Each member of the Human Resources Committee of the Company is considered “independent” according to the listing standards of the NASDAQ Stock Market and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934.

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

Compensation Principles and Factors

Business Plan Objectives. The Boards of Directors of the Company and the Bank periodically conduct a review of current and anticipated business conditions in the context of the Company’s and the Bank’s financial and competitive positions. The review period typically includes the previous two fiscal years and up to two years prospectively. In connection with this review, management submits a Business Plan to the Boards of Directors of the Company and the Bank that proposes strategic, financial and management objectives for the period covered, using multiple scenarios in response to a variety of stated assumptions. The Boards of Directors then evaluate the proposed Business Plan and modify its provisions to the extent they deem appropriate. The Business Plan is updated by management and the Boards of Directors periodically throughout the year to respond to changing circumstances and conditions. The Business Plan provides a basis for evaluating the future progress of the organization, including all appropriate strategic alternatives, and management’s performance.

The Human Resources Committees of the Company and the Bank considered the Company’s and the Bank’s performance within the context of the Business Plan and management’s overall performance, weighing numerous factors within and outside of management’s control.

Corporate Performance and Industry Comparison. In establishing named executive officer compensation, the Human Resources Committees of the Company and the Bank periodically evaluate the Company’s and the Bank’s performance compared to management’s and the Boards of Directors’ overall goals and business plan objectives as well as to other financial institutions. The Human Resources Committees believe that using the respective performance factors of the Company and the Bank in determining named executive officer compensation levels is a useful tool for aligning the executive officers’ interests with those of the stockholders of the Company. With that in mind, the Human Resources Committees focus on the respective overall performance of the Company and the Bank relative to the prior calendar year and also consider the performance of insured depository institutions in the Chicago MSA, an immediately adjacent MSA or the State of Illinois. As part of the evaluation and review, the Human Resources Committees also take into account the manner in which various subjective issues, such as changes in competition, regulatory standards, and general and local economic conditions (including unemployment rates, commodities prices and adverse conditions in housing and real estate markets) may have affected performance.

For purposes of comparative analysis in assessing corporate performance, the Company generally considers commercial banks and savings institutions of similar asset size, capital ratios, and/or geography. Given the ever-changing landscape within the banking industry, there is no specifically defined group of companies that is utilized for this analysis. The group of comparative financial institutions used in 2024 to assess overall performance consisted of publicly-held financial institutions located in the Chicago MSA, an immediately adjacent MSA and the State of Illinois with assets of $1.0 billion to $6.0 billion. The local financial institutions that were considered in 2024 consisted of Finward Bancorp (FNWD), and First Business Financial Services, Inc. (FBIZ). A broader group consisting of these two publicly-held institutions and a number of privately-held local financial institutions was also considered in the assessment of corporate performance.

The Boards of Directors of the Company and the Bank believe that industry comparison is a useful tool for assessing business performance, staying competitive in the marketplace and attracting and retaining qualified executives. While the Human Resources Committees believe that it is prudent to use industry comparison data in determining compensation practices, they do not establish empirical parameters or benchmarks for using this data. Rather, when necessary, the Human Resources Committee of the Bank uses industry comparison data to confirm that executive compensation is reasonable relative to competing organizations.

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

Information Resources and Role of Compensation Consultants. In reviewing current and proposed compensation levels for Named Executive Officers, the Human Resources Committees consider the organizational structure and business performance of the Company and the Bank, external information from public sources on industry and competitor business performance and compensation practices and levels and other information they deem relevant to their responsibilities. The Human Resources Committees of the Company and the Bank continued to have access to their own outside counsel and a compensation consultant during 2024.  The Human Resources Committee of the Company engaged Frederic W. Cook & Co., Inc. (“Cook & Co.”) to assist in the preparation of the compensation analysis aspects of reports filed with the SEC and to be available for consultations with outside counsel. As part of its work in 2024, Cook & Co. conducted peer group analysis against peers covering total annual compensation and equity incentives for the positions of Chief Executive Officer, General Counsel and Bank and Holding Company Directors.

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

Practices Related to the Grant of Equity Awards. Neither the Board of Directors nor the Human Resources Committee has a predetermined schedule with respect to the grant of stock options.  Neither the Board of Directors nor the Human Resources Committee takes into account material non-public information when determining the timing or terms of equity awards, nor does the Company time disclosure of material non-public information for the purpose of affecting the value of executive compensation. During the year ended December 31, 2024, the Company did not grant any stock options to the Named Executive Officers.

Components of Executive Compensation

General. All Named Executive Officers of the Company, including the Chief Executive Officer, are currently executive officers of the Bank. The compensation that the Bank pays to its Named Executive Officers, however, is taken into account in establishing the intercompany expense allocations that the Company pays to the Bank.

Base Salary. Generally, base salary levels are established based on job descriptions and responsibilities, either temporary or permanent in nature (including any revisions or proposed revisions thereto), competitive conditions and general economic trends in the context of the Bank’s financial and franchise condition, and performance. A discussion of changes in base salaries for each Named Executive Officer is included under “Conclusions for the Year Ended December 31, 2024.”

The base salaries of the Named Executive Officers for 2025 are as follows:

Name	Position	2025 Base Salary
F. Morgan Gasior	Chairman of the Board, Chief Executive Officer and President	$517,911
Paul A. Cloutier	Executive Vice President and Chief Financial Officer	$339,788
Gregg T. Adams	Marketing & Sales President – Bank	$284,855

Cash Incentive Plan Compensation. The Bank maintains numerous cash incentive compensation plans at the Divisional or Departmental level. Each plan aligns incentive compensation with the applicable Business Plan objectives for a particular Division or Department. The Bank’s Human Resources Committee approves each Divisional or Departmental cash incentive compensation plan for a calendar year. At the conclusion of the calendar year, the Bank’s Human Resources Committee reviews the proposed awards for all department managers at the level of Senior Vice President or higher pursuant to each Divisional or Departmental plan. Cash incentive plan compensation for the Chief Executive Officer, the Chief Financial Officer and the Marketing and Sales President reflects the relative achievement of the strategic, financial and management objectives established by the Business Plan, management’s responses to unforeseen circumstances or conditions that materially differ from those originally assumed, and the performance factors applicable for each individual. Historically, the Bank prepared a performance- and risk-based incentive compensation matrix for the Chief Executive Officer and the Chief Financial Officer. Taken together, this matrix incorporated direct relationships of certain key risk exposures and performance elements for the Company. Information with respect to this plan or matrix for the Chief Executive Officer and the Chief Financial Officer is included in “Conclusions for the Year Ended December 31, 2024.”

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

Prohibited Transactions Involving Shares Issued by BankFinancial Corporation. The Insider Trading Policy for the Company and the Bank includes provisions prohibiting directors, officers and employees from purchasing shares of common stock issued by the Company in a margin account or pledging such shares as collateral for a loan. In addition, the Insider Trading Policy prohibits the purchase or sale of financial instruments or otherwise conducting transactions designed to, or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities issued by the Company without the prior written consent of the Company’s Corporate Governance and Nominating Committee.

401(k) Plan. The Company has a tax-qualified defined contribution retirement plan covering all of its eligible employees. Employees are eligible to participate in the plan if at least 21 years of age and upon completion of 90 days of service. The Company provides a match of 50% of all contributions up to 6% of eligible compensation. The Company could also contribute an additional amount annually at the discretion of the Board of Directors of the Bank. Contributions totaling $376,000, excluding forfeitures, were made to the 401(k) plan for 2024. All reasonable administrative expenses incurred by the Plan were paid by the Plan.

All Other Compensation and Perquisites. To the extent applicable, the Human Resources Committees of the Company and the Bank review and monitor the level of other compensation and perquisites provided by the Company or the Bank, respectively, to the Named Executive Officers in the context of current business operations and general market practices. Excluding the effects of the Bank’s contributions for the health, vacation, and 401(k) plan benefits available to all full-time employees and the Bank’s reimbursement of the after-tax premium costs for disability insurance coverages, the Human Resources Committees of the Company and the Bank continue to believe that other compensation and perquisites generally should not exceed 10% of each Named Executive Officer’s total annual cash compensation. As of December 31, 2024, the compensation practices of the Company and the Bank with respect to other compensation and perquisites met this standard.

Conclusions for Year Ended December 31, 2024

Executive Summary. The following is a summary of the compensation decisions the Human Resources Committees made with respect to the Named Executive Officers for 2024 and base salaries for 2025:

•	Earned 2024 cash incentive compensation plan payments were paid to the Chief Executive Officer, the Chief Financial Officer and the Marketing and Sales President.
•	In March 2024, the base salaries of the Chief Executive Officer, the Chief Financial Officer and the Marketing and Sales President increased by 2.5%.
•	In March 2025, the base salaries of the Chief Executive Officer, the Chief Financial Officer and the Marketing and Sales President increased 2.0%.

Review of Chief Executive Officer. The Human Resources Committee of the Bank met outside the presence of Mr. Gasior to review the Chief Executive Officer’s performance in the context of the evaluation categories established by the Board of Directors.

Earnings Per Share.  The Human Resources Committee determined that the Earnings Per Share weighting for the Chief Executive Officer should remain constant at 40% of the total plan weighting. A goal of the Company is to achieve a consistent earnings result of $1.00 per year Earnings Per Share.  The Business Plan and the BankFinancial Corporation share repurchase plan are coordinated as feasible to achieve the targeted results.  Based on the full-year 2024 results, the Human Resources Committee determined that Earnings Per Share were 33% of the target Earnings Per Share objective for 2024.

The Company’s share price increased from $10.26 to $12.70 (23.8%) in 2024, with a one-year total shareholder return of 28.3% and three-year total shareholder return of 34.4%.  The ABAQ Community Bank stock index increased by 11.5% for the one-year period and decreased by 4.3% for the three-year period.

Net Commercial Loan Growth & Loan Originations. The Bank’s loan portfolio declined during 2024 due to continuing low origination volumes for multi-family residential loans, nonresidential loans and corporate equipment finance transactions.  In addition, the Bank continued to significantly reduce risk in its government, middle-market and small ticket equipment finance portfolios, as well as in its healthcare finance portfolios.  The Human Resources Committee determined that each of the Net Commercial Loan Growth & Loan Originations category weightings should remain constant at 5% of the total plan weighting for 2024 to retain the continued long-term focus on loan portfolio composition and growth to achieve Earnings Per Share and franchise objectives. Notwithstanding the short-term focus on risk reduction in the Business Plan strategy for 2024, the Human Resources Committee determined that Net Commercial Loan Growth and Loan Originations were below expectations for 2024.

Securities Portfolio.  The Human Resources Committee determined that the Securities Portfolio category weighting should remain constant at 5% of the total plan weighting for 2024.  The Bank’s securities portfolio maintained a relatively short duration and laddered maturities, which enabled the Bank to improve liquidity and earnings.  As of December 31, 2024, the Accumulated Other Comprehensive Income (AOCI) adjustment for the securities portfolio was (0.4%) of Bank tangible capital.  The Human Resources Committee determined that the Securities Portfolio met expectations for 2024.

Asset Quality.  The Human Resources Committee determined that the Asset Quality category should remain constant at 20% of the total plan weighting for 2024.  In 2024, the Bank filed Contract Disputes Act claims with the U.S. Government relating to two equipment finance credit exposures with original principal balances of $18.9 million.  Excluding the two U.S. Government equipment finance transactions, the Bank’s Asset Quality in 2024 was consistent with the Bank’s historical asset quality results, with positive trends and action taken with respect to other classified, criticized and watch list credit exposures.  Notwithstanding the foregoing, the Human Resources Committee determined that Asset Quality was below expectations due to the balances of nonaccrual loans and nonperforming assets as of December 31, 2024.

Internal Controls. The Human Resources Committee determined that the Internal Controls category weighting should remain constant at 10% of the total plan weighting for 2024.  The Human Resources Committee determined that the overall results of the Bank's operations and audits with respect to information security, regulatory compliance and the system of internal controls met expectations for 2024.

Leadership & Planning. The Human Resources Committee determined that the Leadership & Planning category weighting should remain at 15% of the total plan weighting for 2024.  The Chief Executive Officer implemented a dedicated Business Banking Department and deployed new commercial credit and commercial deposit products to for new and existing small and medium businesses and continued to refine the Bank’s Commercial Finance Department sales focus to increase commercial finance credit originations in the Chicago MSA.  The Chief Executive Officer also continued his direct oversight of the Bank’s legal affairs, including nonperforming assets resolutions, litigation, compliance and various operational matters.  The Chief Executive Officer also coordinated several significant organizational changes with respect to succession planning in the Bank’s Credit Operations and Trust functions.  The Chief Executive also led management’s participation in the Board’s strategic and governance activities throughout the year.

Based on the foregoing, the Human Resources Committee determined that the Chief Executive Officer’s performance in the Leadership and Planning category met expectations for 2024.

Conclusions.  Based on the factors noted above, the Human Resources Committee of the Bank, with Mr. Gasior not participating, approved a 7.95% cash incentive compensation plan payment for 2024 with respect to the Chief Executive Officer, a reduction of $24,031 (37.3%) compared to 2023.  The Human Resources Committee of the Bank also approved a standard base compensation increase of 2.0% for the Chief Executive Officer.   The Board of Directors of the Bank, without the participation of the Chief Executive Officer, ratified the actions of the Human Resources Committee of the Bank with respect to the Chief Executive Officer.

The matrix used by the Human Resources Committee of the Bank with respect to the Chief Executive Officer is as follows:

Component	Weight	2024 Performance Results	2024 Percentage Results		2024 Percentage Awarded		2024 Maximum Percentage
Earnings Per Share	40%	33% of Target	5.00%		5.00%		50%
Net Commercial Loan Growth	5	Below	—		—		50
Commercial Loan Originations	5	Below	—		—		50
Securities Portfolio	5	Met	15.00		15.00		50
Asset Quality	20	Below	5.00		5.00		50
Internal Controls	10	Met	15.00		15.00		50
Leadership & Planning	15	Met	18.00		18.00		50
Composite	100%	Met	7.95%	(1)	7.95%	(2)	50%	(3)

(1)	Represents the percentage of base salary earned as cash incentive compensation.
(2)	Represents the percentage of base salary paid as cash incentive compensation.
(3)	Represents the maximum percentage of base salary available as cash incentive compensation.

The Earnings Per Share target performance and the actual results for the year ended December 31, 2024, are set forth in the table below.

Category	2024 Results	Target Performance
Earnings Per Share	$0.33	$1.00

Review of Chief Financial Officer. The Human Resources Committee of the Bank reviewed the performance of the Chief Financial Officer in the context of the evaluation categories established by the Board of Directors.

Earnings Per Share.  The Human Resources Committee determined that the Earnings Per Share category weighting for the Chief Financial Officer should remain constant at 25% of the total plan weighting for 2024.  A goal of the Company is to achieve a consistent earnings result of $1.00 per year Earnings Per Share.  The Business Plan and the BankFinancial Corporation share repurchase plan are coordinated as feasible to achieve the targeted results.  Based on the full-year 2024 results, the Human Resources Committee determined that Earnings Per Share were 33% of the target Earnings Per Share objective.

Internal Controls.  The Human Resources Committee determined that the Internal Controls category weighting for the Chief Financial Officer should remain constant at 25% of the total plan weighting. The Human Resources Committee determined that the overall results of the Bank's operations and audits with respect to the system of internal controls for financial and regulatory reporting met expectations.

Asset Quality (Securities).  The Human Resources Committee determined that the Asset Quality (Securities) category weighting for the Chief Financial Officer should remain constant at 30% of the total plan weighting for 2024.  The Bank’s securities portfolio consists of U.S. Treasury securities, U.S. Government Agency, mortgage-backed securities and local municipal bond securities.  There were no impairments of any securities in the securities portfolio in 2024.  The Human Resources Committee determined that the results within the securities portfolio with respect to asset quality exceeded expectations.

Liquidity & Interest Rate Risk.  The Human Resources Committee determined that the Liquidity & Interest Rate Risk category weighting should remain constant at 15% of the total plan weighting for 2024.  The Bank’s securities portfolio maintained a relatively short duration and laddered maturities, which enabled the Bank to improve liquidity and earnings.  As of December 31, 2024, the Accumulated Other Comprehensive Income (AOCI) adjustment for the securities portfolio was (0.4%) of Bank tangible capital. The additional liquidity generated during 2024 created more exposure to a future decline in short-term interest rates as of December 31, 2024; however, continued deployment of short-term investments with laddered maturities can mitigate the risks of a sudden decline in short-term interest rates while maintaining sufficient on-balance sheet liquidity.  The Human Resources Committee determined that the results with respect to liquidity and interest rate risk met expectations for 2024.

Leadership & Planning.  The Human Resources Committee determined that the Leadership & Planning category weighting should remain constant at 5% of the total plan weighting for 2024. This category reflects the advance planning elements of the Chief Financial Officer role on emerging financial accounting and taxation issues.  The Chief Financial Officer also managed the Bank’s corporate insurance program and coordinates fixed asset investment / management functions for the Bank.  The Human Resources Committee determined that the results with respect to leadership and planning met expectations for 2024.

Conclusions.   Based on the factors noted above, the Human Resources Committee of the Bank approved a 10.35% cash incentive compensation plan payment for 2024 with respect to the Chief Financial Officer.  The Human Resources Committee of the Bank also approved a standard base compensation increase of 2.0% for the Chief Financial Officer. The Board of Directors of the Bank ratified the actions of the Human Resources Committee of the Bank with respect to the Chief Financial Officer.

The matrix utilized by the Human Resources Committee of the Bank with respect to the Chief Financial Officer is as follows:

Component	Weight	2024 Performance Results	2024 Percentage Results		2024 Percentage Awarded		2024 Maximum Percentage
Earnings Per Share	25%	33% of Target	5.00%		5.00%		20%
Internal Controls	25	Met	10.00		10.00		20
Asset Quality (Securities)	30	Exceeded	15.00		15.00		20
Liquidity & Interest Rate Risk	15	Met	10.00		10.00		20
Leadership & Planning	5	Met	12.00		12.00		20
Composite	100%	Met	10.35%	(1)	10.35%	(2)	20%	(3)

(1)	Represents the percentage of base salary earned as cash incentive compensation.
(2)	Represents the percentage of base salary paid as cash incentive compensation.
(3)	Represents the maximum percentage of base salary available as cash incentive compensation.

The Earnings target and the actual results for the year ended December 31, 2024, are set forth in the table in the Review of the Chief Executive Officer.

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

Deposit Portfolio Composition & Cost of Funds.  The Bank’s deposit portfolio declined primarily due to the utilization of available funds by retail borrowers in an inflationary environment, declines in public fund deposits, and declines in balances related to reductions in commercial line of credit balances and commitments by commercial borrowers, partially offset by growth in money market account balances and retail certificates of deposit account balances due to customer migration and the addition of new customers. The proportion of commercial deposits to total deposits remained stable in 2024. The Bank’s change in the cost of funds was carefully managed to maximize customer retention with favorable results in terms of the total cost of funds.  Consolidated insured deposits were 84% of total deposits as of December 31, 2024, due in part to the Bank’s continued focus on retail and business customer outreach for FDIC Insurance Coverage Reviews for depositors with greater than $250,000 held at the Bank.  The Marketing & Sales Division President oversaw the deposit pricing strategy for the Bank and coordinated the customer retention program throughout the Marketing and Sales Division, including day-to-day decisions with respect to customer deposit pricing adjustments.

Trust Department & Treasury Services Department.  Trust Department revenues increased in 2024 due to the release of new products in 2023 and expanded marketing.  Treasury Service Department revenues increased in 2024 due to continuing growth of existing and new customer transaction volumes in the Bank’s paying agency products.  Pursuant to the Treasury Services Department Incentive Compensation Plan, the Marketing and Sales Division President earned $2,255 based on the results of the plan.

Product Development & Marketing.  The Marketing & Sales Division President coordinated the deployment consumer overdraft programs with upgraded risk management and compliance analytical capabilities, revised pricing and improved customer communication capabilities consistent with current regulatory guidance with initial favorable results during 2024.  The Marketing & Sales Division President also oversaw ongoing expansion of the Bank’s commercial credit and commercial deposit marketing initiatives, with an increasing emphasis on narrowcast and digital marketing techniques to better reach small business and commercial credit/deposit prospects.

Leadership & Planning.  The Marketing & Sales Division President leads in deposit portfolio and trust/wealth management risk management functions related to regulatory compliance/audit, information technology coordination and oversees all branch operations functions.  The Marketing & Sales Division President continued the oversight of new products and services for retail and business customer payment services, electronic banking services and expanded marketing for small and medium business customers.  In addition, the Marketing & Sales Division President coordinated ongoing improvements in branch office efficiencies and headcounts.

Conclusions.  Based on the factors noted above, the Human Resources Committee of the Bank approved a $27,000 discretionary cash bonus payment and a $2,255 Treasury Services Department cash incentive compensation plan payment to the Marketing and Sales Division President for 2024.  The Human Resources Committee of the Bank also approved a standard base compensation increase of 2.0% for the Marketing and Sales President. The Board of Directors of the Bank ratified the actions of the Human Resources Committee of the Bank with respect to the Marketing and Sales President.

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

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Company’s Chief Executive Officer and the other two most highly compensated executive officers who served in such capacities during 2024:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation		All Other Compensation (1)	Total Compensation
F. Morgan Gasior	2024	$504,422	$—	$40,367	(3)	$64,130	$608,919
Chairman of the Board, Chief Executive Officer	2023	491,488	—	64,398		57,560	613,446
Paul A. Cloutier	2024	$330,938	$—	$34,478	(4)	$33,377	$398,793
Executive Vice President and Chief Financial Officer	2023	321,275	—	47,044		32,521	400,840
Gregg T. Adams	2024	$277,435	$27,000	$2,255	(5)	$20,223	$326,913
Marketing & Sales President	2023	270,321	33,771	2,229		20,695	327,016

(1)	All other compensation for the Named Executive Officers during fiscal 2024 is summarized below:
Name	Perquisites (i)	Insurance (ii)	Tax Reimbursement (iii)	401(k) Match	Other (iv)	Total “All Other Compensation”
F. Morgan Gasior	$16,711	$3,669	$1,602	$9,925	$32,223	$64,130
Paul A. Cloutier	$18,600	$3,081	$1,346	$10,350	$—	$33,377
Gregg T. Adams	$6,600	$2,582	$1,128	$7,765	$2,148	$20,223

(i)	Includes use of automobile or an automobile allowance, and in the case of Messrs. Gasior and Cloutier, club dues.
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

(iii)

Reflects reimbursement for income and employment taxes incurred by the executive as a result of the insurance premiums paid by the executive and reimbursed by the Company.  See note (ii) above and discussion below under Amended and Restated Employment Agreements for additional information.

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

Potential Payments upon Termination or Change of Control

The following table sets forth information concerning potential payments and benefits under the Company’s compensation programs and benefit plans to which the Named Executive Officers would be entitled upon a termination of employment as of December 31, 2024. As is more fully described on the following page, the Named Executive Officers entered into employment agreements with the Company and/or the Bank, as applicable (each, an “Employment Agreement”), which provide for payments and benefits to a terminating executive officer following a termination other than for “cause” or by resignation. Except for the payments and benefits provided by the Employment Agreements, all other payments and benefits provided to any Named Executive Officer upon termination of his employment are the same as the payments and benefits provided to other eligible executives of the Bank.

	Potential Payments	Termination by the Bank (1)			Other Types of Termination
Executive	Upon Termination or Change of Control	For Cause	For Disability (2)	Without Cause (3)	By Resignation	For Good Reason (3)	Upon Death (2)	Change of Control (4)
F. Morgan Gasior	Cash payments	$—	$1,247,072	$1,735,547	$—	$1,735,547	$1,247,072	$1,735,547
	Continued Benefits	—	24,700	31,757	—	31,757	24,700	31,757
Paul A. Cloutier	Cash payments	$—	$828,403	$1,141,043	$—	$1,141,043	$828,403	$1,141,043
	Continued Benefits	—	40,121	51,584	—	51,584	40,121	51,584
Gregg T. Adams	Cash payments	$—	$319,662	$319,662	$—	$319,662	$319,662	$459,296
	Continued Benefits	—	10,384	10,384	—	10,384	10,384	10,384

(1)

For Messrs. Gasior and Cloutier, the payments reflected in these columns assume that the Bank continues to pay 100% of all compensation and benefits under their employment agreements with the Bank and the Company, and the Company continues to reimburse the Bank for a percentage of those expenses pursuant to an agreed-upon allocation under an Expense Sharing Agreement between the Bank and the Company. The allocation is based on the amount of time that Messrs. Gasior and Cloutier devote exclusively to the Company’s affairs. Since its inception and continuing through April 30, 2025, the Company has not separately or directly paid any base salary, cash incentive compensation, bonus or other cash compensation to Messrs. Gasior and Cloutier, and the Company currently has no equity-based compensation plans in effect. In the event of a qualifying Change in Control of the Bank, Messrs. Gasior and Cloutier would be entitled to certain payments under their employment agreements with the Bank, subject to any reduction pursuant to Internal Revenue Code Section 280G as set forth therein. Pursuant to Messrs. Gasior and Cloutier’s employment agreements with the Company, if the Bank were to fail to pay any amount due to Messrs. Gasior and Cloutier under their employment agreements with the Bank, the Company would be responsible for paying Messrs. Gasior and Cloutier such amount. The Company is not otherwise obligated to pay any separate or direct compensation to Messrs. Gasior and Cloutier. The Company is not prohibited from separately or directly compensating Messrs. Gasior and Cloutier, including upon the occurrence of a qualifying Change in Control, but this has not been the Company’s practice.  If this practice were to change, the amount of the separate payments made by the Company to Messrs. Gasior and Cloutier would be governed by the terms of their employment agreements with the Company and would not be limited or reduced by the terms of their employment agreements with the Bank or by Internal Revenue Code 280G.   For Mr. Adams, the payments reflected in these columns assume that the Bank continues to pay 100% of all compensation and benefits under his agreement with the Bank.

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
(3)

For Messrs. Gasior and Cloutier, the payments reflected in this column include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. For Mr. Adams, the payments reflected in this column include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received from the date of termination through the end of their employment period. For Messrs. Gasior and Cloutier, continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2024 and for Mr. Adams, continued benefits reflect the incremental cost of core benefits to the Company during the executive's remaining employment period based on actual cost for 2024.

(4)

The payments reflected in this column assume the executive terminated for good reason in connection with a change of control. For Messrs. Gasior and Cloutier cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution, and three times the executive’s three-year average cash compensation. For Mr. Adams, cash payments include an amount equal to the average cash incentive compensation paid during the preceding two years prorated for the year of termination, prorated employer matching 401(k) contribution for the year of termination, and the base salary the executive would have received for the greater of 18 months or from the date of termination through the end of their employment period. For Messrs. Gasior and Cloutier, continued benefits reflect the incremental cost of core benefits to the Company for 36 months based on the actual cost for 2024 and for Mr. Adams, continued benefits reflect the incremental cost of core benefits to the Company during the executive's remaining employment period based on actual cost for 2024. Executive severance benefits for Messrs. Gasior, Cloutier and Adams, pursuant to their respective employment agreements with the Bank, may be reduced to avoid constituting an “excess parachute payment” under Section 280G of the Internal Revenue Code. Assuming a December 31, 2024 termination, the cash payments reflected above for Mr. Adams do not require a reduction.

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

Compensation of Directors

Directors’ Fees. All directors of the Company who served in 2024, other than Mr. Mackovak and Ms. Zukonik, are also directors of the Bank. Except for Mr. Gasior, who receives no fees for serving as a director, committee chairperson or committee member, the directors of the Bank received a Board fee of $3,000 per month for preparing for and attending meetings of the Board of Directors of the Bank. The directors of the Company received a Board fee of $1,500 per month.  Except for the Audit Committee, the Bank did not pay its directors a separate fee during 2024 for serving on board committees. The members of the Audit Committee were paid an Audit Committee fee during 2024 because the Audit Committee is a required entity with separate responsibilities established by applicable laws and regulations. During 2024, the Company paid an Audit Committee fee of $500 per month to Mr. Hausmann (the Chairman of the Audit Committee), and $400 per month to Messrs. Wells and Wherfel (members of the Audit Committee).  Mr. Hausmann and Mr. O'Connor were reimbursed for their travel expenses for attending meetings of the Board of Directors of the Company and the Bank.

Mr. Mackovak and Ms. Zukonik were compensated for service as directors of the Company because they are not directors of the Bank. Mr. Mackovak and Ms. Zukonik received Board fees of $1,500 per month.  Mr. Mackovak and Ms. Zukonik were reimbursed for their travel expenses for attending meetings of the Board of Directors of the Company.

The table below provides information on 2024 compensation for directors who served in 2024. Directors receive no perquisites in addition to the scheduled fees paid to each member, except as noted below:

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation	Total ($)
Cassandra J. Francis	$54,000	$—	$54,000
John M. Hausmann, C.P.A.	$60,000	$—	$60,000
Benjamin Mackovak (2)	$16,500	$—	$16,500
Aaron J. O'Connor, C.P.A. (2)	$52,500	$—	$52,500
Terry R. Wells	$58,800	$—	$58,800
Glen R. Wherfel, C.P.A. (3)	$58,800	$—	$58,800
Debra R. Zukonik	$18,000	$—	$18,000

(1)	Fees for Ms. Francis and Messrs. Hausmann, O'Connor, Wells, and Wherfel include fees for service on the Board of Directors of the Bank in the amount of $36,000.
(2)	Messrs. Mackovak and O'Connor were elected to the Board of Directors of the Company on February 7, 2024.
(3)	Mr. Wherfel is retiring from the Board of Directors effective on the date of the 2025 Annual Meeting of Stockholders.

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

BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2025, or such other date as is indicated, certain information as to the beneficial ownership of shares of the Company’s common stock by: (i) those persons or entities known by the Company to beneficially own more than 5% of the Company’s outstanding shares of common stock; (ii) each director and nominee for election as director; (iii) each named executive officer of the Company; and (iv) all directors and executive officers of the Company and the Bank as a group. The address for each individual listed below is: C/O BankFinancial Corporation, 60 North Frontage Road, Burr Ridge, Illinois 60527. An asterisk denotes beneficial ownership of less than one percent.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding
M3 Funds, LLC 2070 E 2100 S Suite 250 Salt Lake City, Utah 84109	1,137,983	(2)	9.13%
AllianceBernstein L.P. 501 Commerce Street Nashville, Tennessee 37203	904,041	(2)	7.26%
Voya Institutional Trust Company As Trustee fbo BankFinancial and Subsidiaries 401(k) Plan	858,372	(2)	6.89%
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, Texas 78746	833,550	(2)	6.69%
Renaissance Technologies LLC 800 Third Avenue New York, New York 10022	666,887	(2)	5.35%
Strategic Value Investors, LP 127 Public Square Suite 1510 Cleveland, Ohio 44114	645,000	(3)	5.18%
Directors and Nominees
Cassandra J. Francis	40,444		*
F. Morgan Gasior	333,845	(4)	2.68%
John M. Hausmann	69,049		*
Aaron J. O'Connor	4,298		*
Benjamin Mackovak	645,000	(3)	5.18%
Terry R. Wells	56,384		*
Glen R. Wherfel	106,085	(5)	*
Debra R. Zukonik	3,650		*
Named Executive Officers (other than Mr. Gasior):
Paul A. Cloutier	89,929	(6)	*
Gregg T. Adams	97,956	(7)	—
All Directors and Executive Officers (including Named Executive Officers) as a Group (12 persons)	1,630,350		13.08%

(1)

The information reflected in this column is based upon information furnished to us by the persons named above and the information contained in the records of our stock transfer agent. The nature of beneficial ownership for shares shown in this column, unless otherwise noted, represents sole voting and investment power.

(2)	Amount of shares owned and reported on the most recent Schedule 13F or 13G filing with the SEC, reporting ownership as of December 31, 2024.
(3)	Amount of shares owned and reported on the most recent Schedule 13F, reporting ownership as of December 31, 2024 by Strategic Value Bank Partners, LLC. Certain of these parties report sole and/or shared voting and dispositive power with respect to these securities. Mr. Mackovak has no sole voting nor dispositive power.
(4)	Includes 124,308 shares held by the BankFinancial and Subsidiaries Associate Investment Plan. Also includes 125,000 shares held by Mr. Gasior’s spouse. Mr. Gasior disclaims beneficial ownership of these 125,000 shares.
(5)

Includes 73,585 shares held in trust and 32,500 shares held by an individual retirement account. Mr. Wherfel is retiring from the Board of Directors effective on the date of the 2025 Annual Meeting of Stockholders.

(6)	Includes 24,929 shares held by the BankFinancial and Subsidiaries Associate Investment Plan.
(7)	Includes 75,455 shares held by the BankFinancial and Subsidiaries Associate Investment Plan.

Securities Authorized for Issuance

The Company has no securities authorized for issuance under any equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

Neither the Bank nor the Company had any outstanding extensions of credit as of December 31, 2024 to any executive officer or directors or to a related interest of a director or executive officer. The Bank’s Professional Responsibility Policy provides that no director or executive officer (as defined by the Bank’s Board of Directors) may provide goods or services to the Bank or an affiliate (which includes the Company) unless approved by the disinterested majority of the Board of Directors after full disclosure and it is determined that the arrangement is fair and appropriate. In addition, all transactions between the Bank or its affiliates and a director or executive officer must be conducted on an arm’s length basis, comply with all applicable laws and regulations and be on terms that are no more favorable to the director or executive officer than those afforded to similarly situated customers and vendors.

Director Independence

The Board of Directors has determined that, except for Mr. Gasior, who serves as the Chairman, Chief Executive Officer and President of the Company, each of the Company’s directors is “independent” as defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by RSM during the years ended December 31, 2024 and 2023:

Audit Fees. The aggregate fees billed to the Company by RSM for professional services rendered by RSM for the audit of the Company’s annual financial statements and internal controls, review of the financial statements included in the Company’s Annual Reports on Form 10-K and services that are normally provided by RSM in connection with statutory and regulatory filings and engagements were $455,000 and $443,000 during the years ended December 31, 2024 and 2023, respectively.

Audit-Related Fees. RSM did not bill the Company for any fees for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees” above, for the years ended December 31, 2024 and 2023.

Tax Fees. The aggregate fees billed to the Company by RSM for professional service for tax consultations and tax compliance was $64,000 and $57,000 during the year ended December 31, 2024 and 2023, respectively.

All Other Fees. There were no other fees billed for professional services rendered by RSM other than those described above.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by RSM, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved 100% of the audit and tax fees described above during the years ended December 31, 2024 and 2023.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKFINANCIAL CORPORATION
Date:	April 30, 2025	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President
(Duly Authorized Representative)