Form 10-Q
period 2025-06-30
BankFinancial CORP
filed 2025-08-06
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At August 4, 2025, there were 12,460,678 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

June 30, 2025

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	June 30, 2025	December 31, 2024
Assets
Cash and due from other financial institutions	$17,739	$20,647
Interest-bearing deposits in other financial institutions	94,497	64,182
Cash and cash equivalents	112,236	84,829
Interest-bearing time deposits in other financial institutions	20,273	34,156
Securities, at fair value	436,965	360,530
Loans receivable, net of allowance for credit losses: June 30, 2025, $9,116 and December 31, 2024, $7,571	795,963	887,586
Foreclosed assets, net	738	1,391
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	22,385	22,889
Accrued interest receivable	4,824	6,401
Bank-owned life insurance	17,757	18,301
Deferred taxes	4,350	3,761
Other assets	6,196	7,480
Total assets	$1,429,177	$1,434,814

Liabilities
Deposits
Noninterest-bearing	$222,444	$238,826
Interest-bearing	993,214	978,715
Total deposits	1,215,658	1,217,541
Borrowings	15,000	20,000
Subordinated notes, net of unamortized issuance costs	18,263	18,736
Advance payments by borrowers for taxes and insurance	10,629	9,051
Accrued interest payable and other liabilities	13,585	13,109
Total liabilities	1,273,135	1,278,437

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,460,678 shares issued at June 30, 2025 and December 31, 2024	125	125
Additional paid-in capital	83,301	83,301
Retained earnings	72,743	73,513
Accumulated other comprehensive loss	(127)	(562)
Total stockholders’ equity	156,042	156,377
Total liabilities and stockholders’ equity	$1,429,177	$1,434,814

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$10,646	$13,349	$21,884	$26,702
Securities:
Taxable	42	50	85	101
Tax exempt	3,999	2,234	7,359	3,452
Other	1,442	2,022	3,113	4,745
Total interest income	16,129	17,655	32,441	35,000
Interest expense
Deposits	4,524	4,624	8,947	8,960
Borrowings and Subordinated notes	340	455	734	937
Total interest expense	4,864	5,079	9,681	9,897
Net interest income	11,265	12,576	22,760	25,103

Provision for (recovery of) credit losses - loans	2,261	(98)	2,000	(37)
Recovery of credit losses - unfunded commitments	(9)	(24)	(44)	(73)
Provision for (recovery of) credit losses	2,252	(122)	1,956	(110)

Net interest income after provision for (recovery of) credit losses	9,013	12,698	20,804	25,213

Noninterest income
Deposit service charges and fees	972	834	1,856	1,643
Loan servicing fees	76	97	263	253
Trust and insurance commissions and annuities income	394	349	831	799
Loss on disposal of premises and equipment	(4)	(9)	(9)	(84)
Loss on bank-owned life insurance	(5)	(91)	(1)	(178)
Bank-owned life insurance death benefit	417	—	417	—
Gain on repurchase of Subordinated notes	—	—	42	107
Other	109	96	194	197
Total noninterest income	1,959	1,276	3,593	2,737

Noninterest expense
Compensation and benefits	5,565	5,943	11,269	11,995
Office occupancy and equipment	1,790	1,861	3,837	4,102
Advertising and public relations	232	112	362	202
Information technology	985	1,049	2,000	2,051
Professional fees	770	382	1,175	836
Supplies, telephone, and postage	284	292	573	578
FDIC insurance premiums	157	144	314	305
Other	2,065	1,352	3,230	2,832
Total noninterest expense	11,848	11,135	22,760	22,901
(Loss) income before income taxes	(876)	2,839	1,637	5,049
Income tax (benefit) expense	(517)	705	(85)	1,205
Net (loss) income	$(359)	$2,134	$1,722	$3,844
Basic and diluted (loss) earnings per common share	$(0.03)	$0.17	$0.14	$0.31
Basic and diluted weighted average common shares outstanding	12,460,678	12,460,678	12,460,678	12,464,365

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income	$(359)	$2,134	$1,722	$3,844
Unrealized holding gain on securities arising during the period	205	756	588	1,216
Tax effect	(53)	(197)	(153)	(316)
Other comprehensive gain, net of tax	152	559	435	900
Comprehensive (loss) income	$(207)	$2,693	$2,157	$4,744

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
For the three months ended

Balance at April 1, 2024	$125	$83,301	$74,889	$(2,284)	$156,031
Net income	—	—	2,134	—	2,134
Other comprehensive income, net of tax effect	—	—	—	559	559
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,246)	—	(1,246)
Balance at June 30, 2024	$125	$83,301	$75,777	$(1,725)	$157,478

Balance at April 1, 2025	$125	$83,301	$74,348	$(279)	$157,495
Net loss	—	—	(359)	—	(359)
Other comprehensive income, net of tax effect	—	—	—	152	152
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,246)	—	(1,246)
Balance at June 30, 2025	$125	$83,301	$72,743	$(127)	$156,042

For the six months ended

Balance at January 1, 2024	$125	$83,457	$74,426	$(2,625)	$155,383
Net income	—	—	3,844	—	3,844
Other comprehensive income, net of tax effect	—	—	—	900	900
Repurchase and retirement of common stock (15,203 shares)	—	(156)	—	—	(156)
Cash dividends declared on common stock ($0.20 per share)	—	—	(2,493)	—	(2,493)
Balance at June 30, 2024	$125	$83,301	$75,777	$(1,725)	$157,478

Balance at January 1, 2025	$125	$83,301	$73,513	$(562)	$156,377
Net income	—	—	1,722	—	1,722
Other comprehensive income, net of tax effect	—	—	—	435	435
Cash dividends declared on common stock ($0.20 per share)	—	—	(2,492)	—	(2,492)
Balance at June 30, 2025	$125	$83,301	$72,743	$(127)	$156,042

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,722	$3,844
Adjustments to reconcile net income to net cash from operating activities
Provision for (recovery of) credit losses - loans	2,000	(37)
Recovery of credit losses - unfunded commitments	(44)	(73)
Depreciation and amortization (accretion)	(5,202)	810
Net change in net deferred loan origination costs	27	206
Loss on disposal of premises and equipment	9	84
Loss on sale of foreclosed assets	—	227
Foreclosed assets write-down	635	—
Loss on bank-owned life insurance	1	178
Gain on redemption of Subordinated notes	(42)	(107)
Net change in:
Accrued interest receivable	1,577	(1,801)
Other assets	560	279
Accrued interest payable and other liabilities	526	(3,308)
Net cash from operating activities	1,769	302
Cash flows from (used in) investing activities
Proceeds from maturities of interest-bearing time deposits in other financial institutions	21,758	6,200
Purchases of interest-bearing time deposits in other financial institutions	(7,875)	(30,441)
Securities:
Proceeds from maturities	362,900	61,580
Proceeds from principal repayments	255	260
Purchases of securities	(432,762)	(134,985)
Net change in loans receivable	88,386	62,771
Bank-owned life insurance death benefit	543	—
Proceeds from sale of foreclosed assets	1,203	701
Proceeds from sale of premises and equipment	—	537
Purchase of premises and equipment, net	(509)	(893)
Net cash from (used in) investing activities	33,899	(34,270)
Cash flows used in financing activities
Net change in:
Deposits	(1,883)	(9,350)
Advance payments by borrowers for taxes and insurance	1,578	1,326
Repayments of Federal Home Loan Bank advances	(5,000)	—
Repurchase of Subordinated notes	(464)	(906)
Repurchase and retirement of common stock	—	(156)
Cash dividends paid on common stock	(2,492)	(2,493)
Net cash used in financing activities	(8,261)	(11,579)
Net change in cash and cash equivalents	27,407	(45,547)
Beginning cash and cash equivalents	84,829	178,484
Ending cash and cash equivalents	$112,236	$132,937

Supplemental disclosures of cash flow information:
Interest paid	$9,790	$9,924
Income taxes paid	26	1,202
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to foreclosed assets	1,185	49
Due from broker	—	9,375
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	—	592

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, the “Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2025 or for any other period.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. These receivables are included in loans receivable on the Consolidated Statements of Financial Condition, and as commercial loans and leases in Note 4 - Loans Receivable.  The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls.  Customer reserves  may be used to pay customers’ obligations to various third parties as directed by the customer. Customer reserves are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $6.0 million and $6.7 million at June 30, 2025 and December 31, 2024, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $1.1 million and $1.5 million at June 30, 2025 and December 31, 2024, respectively.

Factoring fees are recognized in interest income as incurred by the customer and deducted from the customer's reserve balances. Other factoring-related fees, which include wire transfer fees, broker fees, and other similar fees, are reported by the Company as loan servicing fees in noninterest income.

Reclassifications: Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation with no impact on previously reported net income or stockholders' equity.  Activity for the six months ended June 30, 2024 for interest-bearing time deposits in other financial institutions has been reclassified in the statement of cashflows to conform with current period's presentation.  There is no impact on net income or stockholders' equity.

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

Recent Developments

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company is currently evaluating the impact on future periods.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 2 - (LOSS) EARNINGS PER SHARE

Amounts reported in (loss) earnings per share reflect (loss) earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income available to common stockholders	$(359)	$2,134	$1,722	$3,844
Basic and diluted weighted average common shares outstanding	12,460,678	12,460,678	12,460,678	12,464,365
Basic and diluted (loss) earnings per common share	$(0.03)	$0.17	$0.14	$0.31

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
June 30, 2025
Municipal securities	$702	$4	$—	$706
U.S. Treasury Bills and Notes	432,879	70	(216)	432,733
Mortgage-backed securities - residential	2,755	36	(55)	2,736
Collateralized mortgage obligations - residential	801	—	(11)	790
	$437,137	$110	$(282)	$436,965
December 31, 2024
Municipal securities	$703	$3	$—	$706
U.S. Treasury Bills and Notes	246,876	103	(689)	246,290
U.S. government-sponsored agencies	109,900	1	(128)	109,773
Mortgage-backed securities - residential	2,949	31	(69)	2,911
Collateralized mortgage obligations - residential	862	—	(12)	850
	$361,290	$138	$(898)	$360,530

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

	June 30, 2025
	Amortized Cost	Fair Value
Due in one year or less	$419,986	$419,890
Due after one year through five years	13,595	13,549
	433,581	433,439
Mortgage-backed securities - residential	2,755	2,736
Collateralized mortgage obligations - residential	801	790
	$437,137	$436,965

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
June 30, 2025
U.S. Treasury Bills and Notes	22	$218,088	$(41)	37	$16,292	$(175)	59	$234,380	$(216)
Mortgage-backed securities - residential	—	—	—	5	1,146	(55)	5	1,146	(55)
Collateralized mortgage obligations - residential	—	—	—	5	790	(11)	5	790	(11)
	22	$218,088	$(41)	47	$18,228	$(241)	69	$236,316	$(282)

December 31, 2024
U.S. Treasury Bills and Notes	—	$—	$—	73	$48,609	$(689)	73	$48,609	$(689)
U.S. government-sponsored agencies	10	79,872	(128)	—	—	—	10	79,872	(128)
Mortgage-backed securities - residential	—	—	—	7	1,364	(69)	7	1,364	(69)
Collateralized mortgage obligations - residential	—	—	—	5	850	(12)	5	850	(12)
	10	$79,872	$(128)	85	$50,823	$(770)	95	$130,695	$(898)

U.S. Treasury Bills and Notes, U.S. government-sponsored agency securities and certain other available-for-sale securities reflected in the above table that the Company holds in its investment portfolio were in an unrealized loss position at June 30, 2025, but the unrealized loss was not recognized into income because the U.S. Treasury Bills and Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values of these securities are expected to recover as maturity dates of these securities approach.

We reviewed the available-for-sale securities in an unrealized loss position within the guidelines of Accounting Standards Codification (“ASC”) 326 and determined that no credit loss is required to be recognized.

There were no sales of securities during the three or six months ended  June 30, 2025 and 2024.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	June 30, 2025	December 31, 2024
One-to-four family residential real estate	$13,534	$14,829
Multi-family residential real estate	496,190	521,957
Nonresidential real estate	103,062	108,153
Commercial loans and leases	190,518	248,595
Consumer	1,775	1,623
	805,079	895,157
Allowance for credit losses	(9,116)	(7,571)
Loans, net	$795,963	$887,586

Net deferred loan origination costs included in the table above were $1.2 million as of June 30, 2025 and  December 31, 2024.

Allowance for Credit Losses - Loans

The following table represents the activity in the Allowance for Credit Losses (“ACL”) by segment of loans:

	Beginning balance	Provision for (recovery of) credit losses	Loans charged off	Recoveries	Ending balance
For the three months ended

June 30, 2025
One-to-four family residential real estate:
Home equity and junior liens	$50	$(3)	$—	$—	$47
One-to-four family first liens	211	(21)	—	3	193
Multi-family residential real estate:
Senior notes	4,189	259	(156)	3	4,295
Junior notes	439	134	(141)	—	432
Nonresidential real estate:
Owner occupied	173	8	—	—	181
Non-owner occupied	1,135	(83)	—	—	1,052
Commercial loans and leases:
Commercial	850	(63)	(133)	3	657
Equipment finance - Government	50	2,057	—	—	2,107
Equipment finance - Corporate Investment-grade	134	(26)	—	—	108
Consumer	48	(1)	(4)	1	44
	$7,279	$2,261	$(434)	$10	$9,116

June 30, 2024
One-to-four family residential real estate:
Home equity and junior liens	$63	$(2)	$—	$—	$61
One-to-four family first liens	268	(7)	—	2	263
Multi-family residential real estate:
Senior notes	4,370	28	—	4	4,402
Junior notes	449	(8)	—	—	441
Nonresidential real estate:
Owner occupied	178	(5)	—	—	173
Non-owner occupied	1,266	(42)	—	—	1,224
Commercial loans and leases:
Commercial	1,343	(73)	(10)	7	1,267
Equipment finance - Government	112	(15)	—	—	97
Equipment finance - Corporate Investment-grade	166	(6)	—	—	160
Consumer	34	32	(12)	—	54
	$8,249	$(98)	$(22)	$13	$8,142

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Beginning balance	Provision for (recovery of) credit losses	Loans charged off	Recoveries	Ending balance
For the six months ended

June 30, 2025
One-to-four family residential real estate:
Home equity and junior liens	$54	$(7)	$—	$—	$47
One-to-four family first liens	217	(29)	—	5	193
Multi-family residential real estate:
Senior notes	4,320	126	(156)	5	4,295
Junior notes	444	129	(141)	—	432
Nonresidential real estate:
Owner occupied	180	1	—	—	181
Non-owner occupied	1,162	(110)	—	—	1,052
Commercial loans and leases:
Commercial	944	(131)	(169)	13	657
Equipment finance - Government	60	2,047	—	—	2,107
Equipment finance - Corporate Investment-grade	142	(34)	—	—	108
Consumer	48	8	(14)	2	44
	$7,571	$2,000	$(480)	$25	$9,116

June 30, 2024
One-to-four family residential real estate:
Home equity and junior liens	$75	$(14)	$—	$—	$61
One-to-four family first liens	220	38	—	5	263
Multi-family residential real estate:
Senior notes	4,178	214	—	10	4,402
Junior notes	371	70	—	—	441
Nonresidential real estate:
Owner occupied	144	29	—	—	173
Non-owner occupied	1,022	202	—	—	1,224
Commercial loans and leases:
Commercial	1,964	(541)	(168)	12	1,267
Equipment finance - Government	148	(51)	—	—	97
Equipment finance - Corporate Investment-grade	191	(31)	—	—	160
Consumer	32	47	(25)	—	54
	$8,345	$(37)	$(193)	$27	$8,142

As of  June 30, 2025,  December 31, 2024 and June 30, 2024 we had $235,000, $279,000 and $262,000, respectively, recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
June 30, 2025
Loans:
Loans individually evaluated	$30	$—	$—	$9,294	$—	$9,324
Loans collectively evaluated	13,504	496,190	103,062	181,224	1,775	795,755
	$13,534	$496,190	$103,062	$190,518	$1,775	$805,079
ACL:
Loans individually evaluated	$—	$—	$—	$2,075	$—	$2,075
Loans collectively evaluated	240	4,727	1,233	797	44	7,041
	$240	$4,727	$1,233	$2,872	$44	$9,116

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2024
Loans:
Loans individually evaluated	$148	$1,453	$393	$15,018	$—	$17,012
Loans collectively evaluated	14,681	520,504	107,760	233,577	1,623	878,145
	$14,829	$521,957	$108,153	$248,595	$1,623	$895,157
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	271	4,764	1,342	1,146	48	7,571
	$271	$4,764	$1,342	$1,146	$48	$7,571

Collateral Dependent Loans

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. The Company had $903,000 and $3.0 million of collateral dependent loans secured by real estate or business assets as of June 30, 2025 and December 31, 2024, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Individually Evaluated Loans

The following tables present loans individually evaluated by class of loans:

					Three Months Ended		Six Months Ended
					June 30, 2025		June 30, 2025
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
June 30, 2025
With no related allowance recorded:
One-to-four family residential real estate	$30	$30	$—	$—	$62	$—	$95	$1
Commercial loans and leases	1,203	873	329	—	8,401	3	11,714	4
	1,233	903	329	—	8,463	3	11,809	5

With an allowance recorded - commercial loans and leases	8,421	8,421	—	2,075	2,807	—	1,404	—

	$9,654	$9,324	$329	$2,075	$11,270	$3	$13,213	$5

					Year ended
					December 31, 2024
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2024
With no related allowance recorded:
One-to-four family residential real estate	$138	$148	$—	$—	$66	$7
Multi-family residential real estate	1,416	1,453	—	—	607	28
Nonresidential real estate	366	393	—	—	228	3
Commercial loans and leases	20,210	15,018	5,192	—	20,225	9
	$22,130	$17,012	$5,192	$—	$21,126	$47

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
June 30, 2025
One-to-four family residential real estate	$13	$—
Commercial loans and leases	9,206	2,225
Consumer	—	1
	$9,219	$2,226
December 31, 2024
One-to-four family residential real estate	$126	$—
Multi-family residential real estate	1,453	—
Nonresidential real estate	393	—
Commercial loans and leases	14,960	—
Consumer	2	—
	$16,934	$—

Nonaccrual loans and individually evaluated loans are defined differently. Some loans may be included in both categories, and some loans may only be included in one category. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated and loans individually evaluated.

The Company’s reserve for uncollected loan interest was $1.6 million and $2.4 million at June 30, 2025 and December 31, 2024, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
June 30, 2025
One-to-four family residential real estate	$—	$2	$—	$2	$13	$13,519	$13,534
Multi-family residential real estate	—	810	—	810	—	495,380	496,190
Nonresidential real estate	421	—	—	421	—	102,641	103,062
Commercial loans and leases	6,088	146	2,225	8,459	9,206	172,853	190,518
Consumer	5	5	1	11	—	1,764	1,775
	$6,514	$963	$2,226	$9,703	$9,219	$786,157	$805,079

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2024
One-to-four family residential real estate	$181	$—	$—	$181	$126	$14,522	$14,829
Multi-family residential real estate	654	—	—	654	1,453	519,850	521,957
Nonresidential real estate	—	—	—	—	393	107,760	108,153
Commercial loans and leases	2,044	1,929	—	3,973	14,960	229,662	248,595
Consumer	4	5	—	9	2	1,612	1,623
	$2,883	$1,934	$—	$4,817	$16,934	$873,406	$895,157

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

At  June 30, 2025 and  December 31, 2024, the Company had no loan modifications that meet the definition described in ASC 326 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments” for additional reporting.

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

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
June 30, 2025
One-to-four family residential real estate	$13,304	$—	$217	$13	$13,534
Multi-family residential real estate	487,698	—	8,492	—	496,190
Nonresidential real estate	101,167	1,475	420	—	103,062
Commercial loans and leases	179,128	—	2,184	9,206	190,518
Consumer	1,766	5	4	—	1,775
	$783,063	$1,480	$11,317	$9,219	$805,079

	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2024
One-to-four family residential real estate	$14,485	$—	$218	$126	$14,829
Multi-family residential real estate	515,478	3,858	1,168	1,453	521,957
Nonresidential real estate	106,891	428	441	393	108,153
Commercial loans and leases	227,851	3,156	2,628	14,960	248,595
Consumer	1,613	4	4	2	1,623
	$866,318	$7,446	$4,459	$16,934	$895,157

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
June 30, 2025

One-to-four family residential real estate loans:
Risk-rating
Pass	$273	$—	$481	$—	$—	$9,660	$2,890	$13,304
Substandard	73	—	—	—	—	72	72	217
Nonaccrual	—	—	—	—	—	—	13	13
	$346	$—	$481	$—	$—	$9,732	$2,975	$13,534
One-to-four family residential real estate loans:
Current period recoveries	$—	$—	$—	$—	$—	$5	$—	$5
Multi-family residential real estate:
Risk rating
Pass	$3,182	$33,281	$36,837	$187,326	$99,273	$122,619	$5,180	$487,698
Substandard	3,840	—	—	—	3,974	678	—	8,492
	$7,022	$33,281	$36,837	$187,326	$103,247	$123,297	$5,180	$496,190
Multi-family residential real estate:
Current period gross charge-offs	$—	$—	$—	$(297)	$—	$—	$—	$(297)
Current period recoveries	—	—	—	—	—	5	—	5
	$—	$—	$—	$(297)	$—	$5	$—	$(292)
Nonresidential real estate:
Risk rating
Pass	$1,794	$15,790	$14,129	$44,977	$14,223	$9,244	$1,010	$101,167
Special mention	—	—	—	1,475	—	—	—	1,475
Substandard	420	—	—	—	—	—	—	420
	$2,214	$15,790	$14,129	$46,452	$14,223	$9,244	$1,010	$103,062
Commercial loans and leases:
Risk rating
Pass	$10,580	$23,219	$23,649	$54,905	$21,280	$3,347	$42,148	$179,128
Substandard	—	—	—	84	—	4	2,096	2,184
Nonaccrual	—	—	43	9,122	41	—	—	9,206
	$10,580	$23,219	$23,692	$64,111	$21,321	$3,351	$44,244	$190,518
Commercial loans and leases:
Current period gross charge-offs	$—	$(88)	$(11)	$(65)	$(4)	$—	$(1)	$(169)
Current period recoveries	—	—	8	3	—	2	—	13
	$—	$(88)	$(3)	$(62)	$(4)	$2	$(1)	$(156)
Consumer:
Risk rating
Pass	$81	$675	$151	$3	$—	$48	$808	$1,766
Special mention	—	—	—	—	—	—	5	5
Substandard	—	1	—	—	—	—	3	4
	$81	$676	$151	$3	$—	$48	$816	$1,775
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(14)	$(14)
Current period recoveries	—	—	—	—	—	—	2	2
Current period recoveries	$—	$—	$—	$—	$—	$—	$(12)	$(12)

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

	June 30, 2025			December 31, 2024
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Other foreclosed assets	$738	$—	$738	$1,391	$—	$1,391

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance	$1,337	$2,332	$1,391	$2,777
New foreclosed assets	1,133	—	1,185	49
Valuation reductions from sales	—	44	—	111
Direct write-downs	(635)	—	(635)	—
Sales	(1,097)	(478)	(1,203)	(1,039)
Ending balance	$738	$1,898	$738	$1,898

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance	$—	$44	$—	$111
Reductions from sales	—	(44)	—	(111)
Ending balance	$—	$—	$—	$—

At  June 30, 2025, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At  December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $93,000.  At  June 30, 2025, other foreclosed assets consisted of vehicles and machinery repossessed in connection with equipment finance leases.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	June 30, 2025		December 31, 2024
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due March 17, 2025	—%	$—	4.27%	$5,000
Fixed-rate advance from FHLB, due September 17, 2025	4.20%	5,000	4.20%	5,000
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000	4.15%	5,000
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	4.06%	5,000
Subordinated notes, due May 15, 2031	3.75%	18,263	3.75%	18,736
Line of credit, due March 28, 2025	—%	—	7.00%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At June 30, 2025 and  December 31, 2024, there were $237,000 and $264,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Loans Individually Evaluated: The Company does not record portfolio loans at fair value on a recurring basis. However, periodically, a loan is individually evaluated and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. If the collateral value is not sufficient, a specific reserve is recorded. Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of unobservable inputs, fair values of individually evaluated collateral dependent loans have been classified as Level 3.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2025
Securities:
Municipal securities	$—	$706	$—	$706
U.S. Treasury Bills and Notes	432,733	—	—	432,733
Mortgage-backed securities - residential	—	2,736	—	2,736
Collateralized mortgage obligations - residential	—	790	—	790
	$432,733	$4,232	$—	$436,965
December 31, 2024
Securities:
Municipal securities	$—	$706	$—	$706
U.S. Treasury Bills and Notes	246,290	—	—	246,290
U.S. government-sponsored agencies	—	109,773	—	109,773
Mortgage-backed securities - residential	—	2,911	—	2,911
Collateralized mortgage obligations - residential	—	850	—	850
	$246,290	$114,240	$—	$360,530

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2025
Loans individually evaluated	$—	$—	$6,345	$6,345

At  June 30, 2025 there was one U.S. Government equipment finance transaction individually evaluated with a carrying value of $8.4 million and a valuation allowance of $2.1 million that was measured using the discounted cash flow method.  At  December 31, 2024, there were no individually evaluated loans that were measured using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At  June 30, 2025 and  December 31, 2024 there were no foreclosed assets with valuation allowances.  There were no valuation adjustments of foreclosed assets recorded for the three and  six months ended  June 30, 2025 and 2024.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
June 30, 2025
Loans individually evaluated	$6,345	Discounted cash flow	Discount applied to projected cash flow	6.6%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at June 30, 2025 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$112,236	$111,816	$420	$—	$112,236
Interest-bearing time deposits in other financial institutions	20,273	—	20,273	—	20,273
Securities	436,965	432,733	4,232	—	436,965
Loans receivable, net of allowance for credit losses	795,963	—	—	757,956	757,956
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	4,824	430	97	4,297	4,824
Financial liabilities
Certificates of deposit	255,396	—	254,158	—	254,158
Borrowings	15,000	—	15,016	—	15,016
Subordinated notes	18,263	—	17,205	—	17,205

		Fair Value Measurements at December 31, 2024 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$84,829	$84,399	$430	$—	$84,829
Interest-bearing time deposits in other financial institutions	34,156	—	34,156	—	34,156
Securities	360,530	246,290	114,240	—	360,530
Loans receivable, net of allowance for credit losses	887,586	—	—	845,303	845,303
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	6,401	158	1,452	4,791	6,401
Financial liabilities
Certificates of deposit	234,979	—	233,639	—	233,639
Borrowings	20,000	—	19,990	—	19,990
Subordinated notes	18,736	—	17,571	—	17,571

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Deposit service charges and fees	$972	$834	$1,856	$1,643
Loan servicing fees (1)	76	97	263	253
Trust and insurance commissions and annuities income	394	349	831	799
Loss on disposal of premises and equipment	(4)	(9)	(9)	(84)
Loss on bank-owned life insurance	(5)	(91)	(1)	(178)
Bank-owned life insurance death benefit (1)	417	—	417	—
Gain on repurchase of Subordinated notes (1)	—	—	42	107
Other (1)	109	96	194	197
Total noninterest income	$1,959	$1,276	$3,593	$2,737

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $310,000 and $316,000 for the three months ended June 30, 2025 and 2024, respectively.  Interchange income was $594,000 and $626,000 for the six months ended  June 30, 2025 and 2024, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Other foreclosed assets sales for the six months ended June 30, 2025 and 2024 were not financed by the Company.  The Company financed the sale of a multi-family residential OREO property in June 2025.  The loan was at market value and no gain or loss was recorded on the sale.

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (ii) interest rate movements and their impact on the economy, customer behavior, the market value of securities and our net interest margin; (iii) changes in U.S. Government or State government budgets, appropriations or funding allocation policies or practices affecting our credit exposures to U.S. Government or State governments, agencies or related entities, or borrowers' dependent on the receipt of Federal or State appropriations, including but not limited to, defense, healthcare, transportation, education and law enforcement programs; (iv) less than anticipated loan and lease growth; (v) for any significant credit exposure, borrower-specific adverse developments with respect to the adequacy of cash flows, liquidity or collateral; (vi) the inherent credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs; (vii) adverse economic conditions in general, or specific events such as a pandemic or national or international war, act of conflict or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (viii) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (ix) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for credit losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (x) changes, disruptions or illiquidity in national or global financial markets; (xi) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xii) factors affecting our ability to retain or access deposits or cost-effective funding, including changes in public confidence, withdrawals of deposits not insured by the FDIC or the availability of other borrowing sources for any reason; (xiii) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xiv) higher federal deposit insurance premiums; (xv) higher than expected overhead, infrastructure and compliance costs; (xvi) changes in accounting principles, policies or guidelines; (xvii) the effects of any federal government shutdown or failure to enact legislation related to the maximum permitted amount of U.S. Government debt obligations; (xviii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions; and (xix) the effects of tariffs or other domestic or international governmental policies and any retaliatory responses.

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

Overview

We reported a net loss of $359,000, or $(0.03) per common share, for the quarter ended June 30, 2025.  As of June 30, 2025, the Company had total assets of $1.429 billion, total loans of $796.0 million, total deposits of $1.216 billion and stockholders' equity of $156.0 million.

In the second quarter of 2025, net interest income decreased by $230,000 due primarily to declines in the balances of healthcare finance lines of credit, government, middle-market and small-ticket equipment finance transactions related to ongoing credit risk reduction initiatives. Our net interest margin on a tax-equivalent basis declined to 3.43%.

Noninterest income increased by $325,000 due to increases in deposit service charges and fees and a $417,000 bank-owned life insurance death benefit, partially offset by declines in loan servicing income.

Noninterest expense increased by $936,000 due to increases in marketing, corporate professional fees and nonperforming asset expense, partially offset by reductions in compensation and benefits and office occupancy and equipment.

Cash & Cash-Equivalent Assets

At June 30, 2025, cash and cash-equivalent assets represented 8% of total assets, compared to 6% of total assets at December 31, 2024.

Investment Securities Portfolio

For the quarter ended June 30, 2025, total investment securities and investments in certificates of deposit increased by $66.2 million. The investment securities portfolio had a weighted-average 0.3 year term to maturity as of June 30, 2025, with an after-tax unrealized loss of $127,000 or 0.1% of Tier 1 capital.

Loan Portfolio

Our loan portfolio declined by $45.1 million in the second quarter of 2025 primarily due to scheduled repayments within all portfolios, offset by modest loan originations of multi-family residential loans and corporate equipment lease transactions.  Commercial line of credit utilization for commercial finance and lessor finance borrowers increased modestly; however, line of credit balances and commitments declined in the healthcare finance portfolio due to ongoing risk reduction activities. Demand for commercial finance transactions continued to increase modestly during the second quarter of 2025 due to increased marketing activity.

Asset Quality

The ratio of nonperforming assets to total assets declined to 0.85% at June 30, 2025, inclusive of one U.S. Government equipment finance transaction with a gross exposure of $8.4 million as of June 30, 2025.   Excluding the U.S. Government equipment finance transaction, our ratio of nonperforming assets to total assets would have been 0.26%. Nonperforming asset resolution activity continued during the second quarter of 2025, including the final resolution of a $1.4 million Chicago multi-family residential nonperforming loan exposure.  For the U.S. Government equipment finance transaction that we settled in the first quarter of 2025, we received the final $5.6 million settlement cash payment in the second quarter of 2025.

With respect to the remaining U.S. Government equipment finance exposure of $8.4 million, in May, 2025, we received a response and settlement offer for our Contract Disputes Act claim filed in August, 2024.  We deemed the settlement offer inadequate based on the merits of the claim. Accordingly, we are preparing a complaint to be filed with the Court of Federal Claims.  Pursuant to ASC 310, we recorded a $2.1 million specific reserve in the second quarter of 2025 to reflect the expected time and costs for the litigation process.

Our allowance for credit losses increased to 1.13% of total loans as of June 30, 2025, compared to 0.85% at December 31, 2024.

Deposit Portfolio

Total deposits decreased by $17.3 million due to decreases in the balances of interest-bearing transaction accounts, noninterest-bearing commercial deposit balances, and money market and savings accounts, partially offset by increases in certificate of deposit accounts. The cost of total retail and commercial deposits increased to 1.84% during the second quarter of 2025 from 1.82% at March 31, 2025. Core deposits represented 79% of total deposits, with noninterest-bearing demand deposit accounts representing 18% of total deposits as of June 30, 2025. Total commercial deposits were 20% of  total deposits as of June 30, 2025 and March 31, 2025. FDIC-insured deposits were 85% of total deposits and collateralized public funds deposits represented 1% of total deposits as of June 30, 2025.

Capital Adequacy

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.83% at June 30, 2025. The book value of the Company’s common shares decreased to $12.52 at June 30, 2025 from $12.64 at March 31, 2025.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	June 30, 2025	December 31, 2024	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,429,177	$1,434,814	$(5,637)
Loans, net	795,963	887,586	(91,623)
Securities, at fair value	436,965	360,530	76,435
Deposits	1,215,658	1,217,541	(1,883)
Borrowings	15,000	20,000	(5,000)
Subordinated notes, net of unamortized issuance costs	18,263	18,736	(473)
Equity	156,042	156,377	(335)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands)
Selected Operating Data:
Interest income	$16,129	$17,655	$(1,526)	(8.6)%	$32,441	$35,000	$(2,559)	(7.3)%
Interest expense	4,864	5,079	(215)	(4.2)	9,681	9,897	(216)	(2.2)
Net interest income	11,265	12,576	(1,311)	(10.4)	22,760	25,103	(2,343)	(9.3)
Provision for (recovery of) credit losses	2,252	(122)	2,374	1,945.9	1,956	(110)	2,066	1,878.2
Net interest income after provision for (recovery of) credit losses	9,013	12,698	(3,685)	(29.0)	20,804	25,213	(4,409)	(17.5)
Noninterest income	1,959	1,276	683	53.5	3,593	2,737	856	31.3
Noninterest expense	11,848	11,135	713	6.4	22,760	22,901	(141)	(0.6)
Loss (income) before income taxes	(876)	2,839	(3,715)	(130.9)	1,637	5,049	(3,412)	(67.6)
Income tax (benefit) expense	(517)	705	(1,222)	(173.3)	(85)	1,205	(1,290)	(107.1)
Net (loss) income	$(359)	$2,134	$(2,493)	(116.8)%	$1,722	$3,844	$(2,122)	(55.2)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net (loss) income to average total assets) (1)	(0.10)%	0.58%	0.24%	0.52%
Return on equity (ratio of net (loss) income to average equity) (1)	(0.91)	5.44	2.19	4.91
Average equity to average assets	11.06	10.67	11.01	10.59
Net interest rate spread (1) (2)	2.86	3.11	2.90	3.09
Net interest margin (TEB) (1) (3) (4)	3.43	3.67	3.46	3.63
Efficiency ratio (5)	89.59	80.39	86.37	82.26
Noninterest expense to average total assets (1)	3.33	3.03	3.19	3.10
Average interest-earning assets to average interest-bearing liabilities	132.78	134.44	132.98	135.16
Dividends declared per share	$0.10	$0.10	$0.20	$0.20
Dividend payout ratio	(347.09)%	58.39%	144.72%	64.86%

	At June 30, 2025	At December 31, 2024
Asset Quality Ratios:
Nonperforming assets to total assets (6)	0.85%	1.28%
Nonperforming loans to total loans	1.42	1.89
Allowance for credit losses to nonperforming loans	79.65	44.71
Allowance for credit losses to total loans	1.13	0.85
Capital Ratios:
Equity to total assets at end of period	10.92%	10.90%
Tier 1 leverage ratio (Bank only)	11.44%	11.23%
Other Data:
Number of full-service offices	18	18
Employees (full-time equivalents)	190	197

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	Calculated on a tax-equivalent basis assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(5)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(6)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total assets decreased $5.6 million, or 0.4%, to $1.429 billion at June 30, 2025, from $1.435 billion at December 31, 2024. The decrease in total assets was primarily due to decreases in interest-bearing time deposits we hold in other financial institutions and loans receivable, partially offset by increases in cash and cash equivalents and securities.  Interest-bearing time deposits in other financial institutions decreased 40.6% to $20.3 million and loans receivable decreased $91.6 million to $796.0 million, while cash and cash equivalents increased 32.3% to $112.2 million and securities increased $76.4 million to $437.0 million at June 30, 2025 .

Our loan portfolio consists primarily of investment and business loans (multi-family residential real estate, nonresidential real estate, and commercial loans and leases), which together totaled 98.1% of gross loans at June 30, 2025. During the six months ended June 30, 2025, commercial loans and leases decreased by $58.1 million, or 23.4%, and multi-family residential real estate loans decreased by $25.8 million, or 4.9%.  The decrease in commercial loans and leases was primarily due to decreases in government and corporate leases of $18.9 million and $13.6 million, respectively, due to scheduled payments and payoffs.  The decrease in multi-family residential real estate loans was due to $29.0 million of payments and payoffs in the first half of 2025.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family residential real estate lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At June 30, 2025, $300.9 million, or 60.7%, of our multi-family residential real estate loans were in the Metropolitan Statistical Area for Chicago, Illinois;  $64.0 million, or 12.9%, were in Texas; $63.8 million, or 12.9%, were in Florida; and $30.2 million, or 6.1%, were in North Carolina. This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  At June 30, 2025, our concentrations within the nonresidential real estate portfolio were retail shopping malls of $46.6 million, or 45.3%; office buildings of $13.3 million, or 12.9%; mixed use buildings of $13.1 million, or 12.7%; and industrial buildings of $9.1 million, or 8.8%.

Total liabilities decreased $5.3 million, or 0.4%, to $1.273 billion at June 30, 2025, from $1.278 billion at December 31, 2024, due to a decrease in total deposits and $5.0 million of maturing borrowings and a $500,000 repurchase of our Notes. Total deposits decreased $1.9 million, or 0.2%, to $1.216 billion at June 30, 2025, from $1.218 billion at December 31, 2024.  Noninterest-bearing demand deposits decreased $16.4 million, or 6.9%, to $222.4 million at June 30, 2025, from $238.8 million at December 31, 2024.  Interest-bearing NOW accounts decreased $1.9 million, or 0.7%, to $275.2 million at June 30, 2025, from $277.1 million at December 31, 2024, money market accounts decreased $2.5 million, or 0.8%, to $303.0 million at June 30, 2025, from $305.5 million at December 31, 2024, and savings accounts decreased $1.5 million, or 0.9%, to $159.6 million at June 30, 2025, from $161.1 million at December 31, 2024.  These decreases were offset by an increase in retail certificates of deposit of $20.4 million, or 8.7%, to $255.4 million at June 30, 2025, from $235.0 million at December 31, 2024.  Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 79.0% of total deposits at June 30, 2025 and 80.7% of total deposits at  December 31, 2024.

Total stockholders’ equity was $156.0 million at June 30, 2025, compared to $156.4 million at December 31, 2024. The decrease in total stockholders’ equity was primarily due to our declaration and payment of cash dividends totaling $2.5 million during the first half of 2025, partially offset $435,000 decrease, net of tax, of accumulated other comprehensive loss on our securities portfolio and net income of $1.7 million for the six months ended June 30, 2025.

Operating Results for the Three Months Ended June 30, 2025 and 2024

Net (loss) Income. Net loss was $359,000 for the three months ended June 30, 2025, compared to net income of $2.1 million for the three months ended June 30, 2024. Loss per basic and fully diluted share of common stock was $0.03 for the three months ended June 30, 2025, compared to earnings per basic and fully diluted share of common stock of  $0.17 for the three months ended June 30, 2024.

Net Interest Income. Net interest income was $11.3 million for the three months ended June 30, 2025, compared to $12.6 million for the three months ended June 30, 2024.  The $1.3 million decrease in net interest income was primarily due to a $1.5 million decrease in interest income.

The decrease in interest income was due in substantial part to decreases in weighted average interest-earning assets and the yield on interest-earning assets.  Total average interest-earning assets decreased $42.3 million, or 3.0%, to $1.357 billion for the three months ended June 30, 2025, from $1.399 billion for the same period in 2024. The yield on interest-earning assets decreased 30 basis points to 4.77% for the three months ended June 30, 2025, from 5.07% for the three months ended June 30, 2024.  The weighted average cost of interest-bearing liabilities decreased five basis points to 1.91% for the three months ended June 30, 2025, from 1.96% for the three months ended June 30, 2024.  Total average interest-bearing liabilities decreased $18.9 million, or 1.8%, to $1.022 billion for the three months ended June 30, 2025, from $1.041 billion for the same period in 2024.  The decrease in interest-bearing liabilities is partially attributable to a $8.4 million decrease in average deposits. Our net interest rate spread decreased by 25 basis points to 2.86% for the three months ended June 30, 2025, from 3.11% for the same period in 2024, primarily due to a decrease in the yield on interest-earning assets.  Our net interest margin, on a tax equivalent basis, decreased 24 basis points to 3.43% for the three months ended June 30, 2025, from 3.67% for the same period in 2024.

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

	For the Three Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$825,988	$10,646	5.17%	$1,010,123	$13,349	5.32%
Securities	406,023	4,041	3.99	242,591	2,284	3.79
Stock in FHLB and FRB	7,490	111	5.94	7,490	117	6.28
Other	117,469	1,331	4.54	139,076	1,905	5.51
Total interest-earning assets	1,356,970	16,129	4.77	1,399,280	17,655	5.07
Noninterest-earning assets	67,737			70,796
Total assets	$1,424,707			$1,470,076
Interest-bearing Liabilities:
Savings deposits	$161,739	72	0.18	$170,016	75	0.18
Money market accounts	301,368	1,764	2.35	314,711	2,059	2.63
NOW accounts	278,496	558	0.80	290,335	574	0.80
Certificates of deposit	247,101	2,130	3.46	222,070	1,916	3.47
Total deposits	988,704	4,524	1.84	997,132	4,624	1.87
Borrowings and Subordinated notes	33,259	340	4.10	43,710	455	4.19
Total interest-bearing liabilities	1,021,963	4,864	1.91	1,040,842	5,079	1.96
Noninterest-bearing deposits	222,903			249,607
Noninterest-bearing liabilities	22,242			22,842
Total liabilities	1,267,108			1,313,291
Equity	157,599			156,785
Total liabilities and equity	$1,424,707			$1,470,076
Net interest income/Net interest margin (2)		$11,265	3.33%		$12,576	3.62%
Tax equivalent adjustment (3)		326	0.10		183	0.05
Net interest income (TEB) / Net interest margin (TEB) (2) (3)		$11,591	3.43%		$12,759	3.67%

Net interest rate spread (4)			2.86%			3.11%
Net interest-earning assets (5)	$335,007			$358,438

Ratio of interest-earning assets to interest-bearing liabilities	132.78%			134.44%

(1)	Annualized.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Calculated on a TEB assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

The provision for credit losses – loans for the three months ended June 30, 2025 was $2.3 million, inclusive of a $2.1 million specific reserve established for a $8.4 million U.S. Government equipment finance transaction compared to a recovery of credit losses – loans of $98,000 recorded for the three months ended June 30, 2024. The provision for, or recovery of, credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There was a $2.1 million specific reserve established for loans individually evaluated at June 30, 2025, compared to no reserves established at December 31, 2024.  Net charge-offs were $424,000 for the three months ended June 30, 2025, compared to $9,000 for the three months ended June 30, 2024.  The $2.1 million specific reserve related to our discounted cash flow valuation of our remaining $8.4 million U.S. Government equipment finance exposure, inclusive of the expected time for litigation and costs related to the litigation process.

The allowance for credit losses as a percentage of nonperforming loans was 79.65% at June 30, 2025, compared to 44.35% at March 31, 2025.

Noninterest Income

	Three Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Deposit service charges and fees	$972	$834	$138
Loan servicing fees	76	97	(21)
Trust and insurance commissions and annuities income	394	349	45
Loss on disposal of premises and equipment	(4)	(9)	5
Loss on bank-owned life insurance	(5)	(91)	86
Bank-owned life insurance death benefit	417	—	417
Other	109	96	13
Total noninterest income	$1,959	$1,276	$683

Noninterest income increased $683,000, or 53.5%, to $2.0 million, for the three months ended June 30, 2025, compared to $1.3 million for the same period in 2024, due in part to increases in deposit service charges and fees and a bank-owned life insurance death benefit. Deposit services charges and fees increased $138,000, or 16.5%, to $972,000 for the three months ended June 30, 2025, compared to $834,000 for the three months ended June 30, 2024.   In the second quarter of 2025, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount of $417,000 as a result of the death of a former Bank officer.

Noninterest Expense

	Three Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Compensation and benefits	$5,565	$5,943	$(378)
Office occupancy and equipment	1,790	1,861	(71)
Advertising and public relations	232	112	120
Information technology	985	1,049	(64)
Professional fees	770	382	388
Supplies, telephone and postage	284	292	(8)
FDIC insurance premiums	157	144	13
Other	2,065	1,352	713
Total noninterest expense	$11,848	$11,135	$713

Noninterest expense increased $713,000, or 6.4%, to $11.8 million, for the three months ended June 30, 2025, compared to $11.1 million for the same period in 2024, primarily due to increased advertising expenses, professional fees and other expenses, partially offset by decreases in expenses for compensation and benefits, office occupancy and equipment, and information technology.  Compensation and benefits expense decreased $378,000, or 6.4%, to $5.6 million for the three months ended June 30, 2025, compared to $5.9 million in 2024.   The decrease is primarily due to reduced staffing; full time equivalents were 190 at June 30, 2025, compared to 206 at June 30, 2024.  Professional fees increased $388,000, to $770,000 for the three months ended June 30, 2025, from $382,000 for the same period in 2024, primarily due to increases in audit fees, legal fees, annual meeting expenses and general corporate consulting expenses.  Other expenses increased by $713,000, or 52.7%, to $2.1 million for the three months ended June 30, 2025, from $1.4 million for the same period in 2024, primarily due to a $635,000 write-down of foreclosed assets recorded in the second quarter and an increase in nonperforming loan expenses of $240,000.  The increase in nonperforming loan expenses includes legal, receiver fees and utilities.

Income Taxes

We recorded an income tax benefit was $517,000 for the three months ended June 30, 2025, compared to income tax expense of $705,000 for the three months ended June 30, 2024. Our combined state and federal effective tax rate for the three months ended June 30, 2025 was 59.0%, compared to 24.8% for the three months ended June 30, 2024.  The tax rates are the result of a favorable impact of the state tax benefit of interest earned on U.S. Treasury Bills and Notes and U.S. government-sponsored agency securities.

Operating Results for the Six Months Ended June 30, 2025 and 2024

Net Income. Net income was $1.7 million for the six months ended June 30, 2025, compared to $3.8 million for the six months ended June 30, 2024. Earnings per basic and fully diluted share of common stock were $0.14 for the six months ended June 30, 2025, compared to $0.31 for the six months ended June 30, 2024.

Net Interest Income. Net interest income was $22.8 million for the six months ended June 30, 2025, compared to $25.1 million for the six months ended June 30, 2024.  The $2.3 million decrease in net interest income was primarily due to a $2.6 million decrease in interest income.

The decrease in interest income was due in substantial part to decreases in weighted average interest-earning assets and the yield on interest-earning assets.  Total average interest-earning assets decreased $46.9 million, or 3.3%, to $1.360 billion for the six months ended June 30, 2025, from $1.407 billion for the same period in 2024. The yield on interest-earning assets decreased 19 basis points to 4.81% for the six months ended June 30, 2025, from 5.00% for the six months ended June 30, 2024.  The weighted average cost of interest-bearing liabilities remained stable at 1.91% for the six months ended June 30, 2025 and 2024.  Total average interest-bearing liabilities decreased $18.1 million, or 1.7%, to $1.023 billion for the six months ended June 30, 2025, from $1.041 billion for the same period in 2024.  The decrease in interest-bearing liabilities is partially attributable to a $9.5 million decrease in average deposits. Our net interest rate spread decreased by 19 basis points to 2.90% for the six months ended June 30, 2025, from 3.09% for the same period in 2024, primarily due to a significant decrease in total average interest-earning assets.  Our net interest margin, on a tax equivalent basis, decreased 17 basis points to 3.46% for the six months ended June 30, 2025, from 3.63% for the same period in 2024.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information.  Average balances are daily average balances. Nonaccrual loans are included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and expenses and discounts and premiums that are amortized or accreted to interest income or expense; however, the Company believes that the effect of these inclusions is not material.  The net interest margin is reported on a TEB. A tax equivalent adjustment is added to reflect interest earned on certain securities that are exempt from federal and state income tax.

	For the Six Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$848,318	$21,884	5.20%	$1,020,631	$26,702	5.26%
Securities	376,721	7,444	3.98	214,621	3,553	3.33
Stock in FHLB and FRB	7,490	223	6.00	7,490	234	6.28
Other	127,796	2,890	4.56	164,442	4,511	5.52
Total interest-earning assets	1,360,325	32,441	4.81	1,407,184	35,000	5.00
Noninterest-earning assets	68,486			69,991
Total assets	$1,428,811			$1,477,175
Interest-bearing Liabilities:
Savings deposits	$162,172	144	0.18	$171,426	152	0.18
Money market accounts	304,792	3,516	2.33	309,562	3,904	2.54
NOW accounts	278,756	1,095	0.79	293,594	1,151	0.79
Certificates of deposit	241,746	4,192	3.50	222,356	3,753	3.39
Total deposits	987,466	8,947	1.83	996,938	8,960	1.81
Borrowings and Subordinated notes	35,514	734	4.17	44,172	937	4.27
Total interest-bearing liabilities	1,022,980	9,681	1.91	1,041,110	9,897	1.91
Noninterest-bearing deposits	226,539			253,612
Noninterest-bearing liabilities	22,046			26,001
Total liabilities	1,271,565			1,320,723
Equity	157,246			156,452
Total liabilities and equity	$1,428,811			$1,477,175
Net interest income/Net interest margin (2)		$22,760	3.37%		$25,103	3.59%
Tax equivalent adjustment (3)		601	0.09		283	0.04
Net interest income (TEB) / Net interest margin (TEB) (2) (3)		$23,361	3.46%		$25,386	3.63%

Net interest rate spread (4)			2.90%			3.09%
Net interest-earning assets (5)	$337,345			$366,074

Ratio of interest-earning assets to interest-bearing liabilities	132.98%			135.16%

(1)	Annualized.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Calculated on a TEB assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

The provision for credit losses – loans for the six months ended June 30, 2025 was $2.0 million, inclusive of a $2.1 million specific reserve established for a $8.4 million U.S. Government equipment finance transaction compared to a recovery of credit losses – loans of $37,000 recorded for the six months ended June 30, 2024. The provision for, or recovery of, credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There was a $2.1 million specific reserve established for loans individually evaluated at June 30, 2025, compared to no reserves established at December 31, 2024.  Net charge-offs were $455,000 for the six months ended June 30, 2025, compared to $166,000 for the six months ended June 30, 2024. The $2.1 million specific reserve related to our discounted cash flow valuation of our remaining $8.4 million U.S. Government equipment finance exposure, inclusive of the expected time for litigation and costs related to the litigation process.

The allowance for credit losses as a percentage of nonperforming loans was 79.65% at June 30, 2025, compared to 44.71% at December 31, 2024.

Noninterest Income

	Six Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,856	$1,643	$213
Loan servicing fees	263	253	10
Trust and insurance commissions and annuities income	831	799	32
Loss on disposal of premises and equipment	(9)	(84)	75
Loss on bank-owned life insurance	(1)	(178)	177
Bank-owned life insurance death benefit	417	—	417
Gain on repurchase of Subordinated notes	42	107	(65)
Other	194	197	(3)
Total noninterest income	$3,593	$2,737	$856

Noninterest income increased $856,000, or 31.3%, to $3.6 million, for the six months ended June 30, 2025, compared to $2.7 million for the same period in 2024, due in part to increases in deposit service charges and fees, earnings on bank-owned life insurance, and a bank-owned life insurance death benefit. Deposit services charges and fees increased $213,000, or 13.0%, to $1.9 million for the six months ended June 30, 2025, compared to $1.6 million for the six months ended June 30, 2024.  In March 2025, we repurchased $500,000 of our Notes and recorded a $42,000 gain on repurchase, compared to a $1.0 million repurchase of our Notes in the first quarter of 2024 at a gain of $107,000.   In the second quarter of 2025, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount of $417,000 as a result of the death of a former Bank officer.

Noninterest Expense

	Six Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Compensation and benefits	$11,269	$11,995	$(726)
Office occupancy and equipment	3,837	4,102	(265)
Advertising and public relations	362	202	160
Information technology	2,000	2,051	(51)
Professional fees	1,175	836	339
Supplies, telephone and postage	573	578	(5)
FDIC insurance premiums	314	305	9
Other	3,230	2,832	398
Total noninterest expense	$22,760	$22,901	$(141)

Noninterest expense decreased $141,000, or 0.6%, to $22.8 million, for the six months ended June 30, 2025, compared to $22.9 million for the same period in 2024, primarily due to decreases in expenses for compensation and benefits, office occupancy and equipment, and  information technology, partially offset by increases in advertising, professional fees, and other expenses.  Compensation and benefits expense decreased $726,000, or 6.1%, to $11.3 million for the six months ended June 30, 2025, compared to $12.0 million in 2024.   The decrease is primarily due to reduced staffing; full time equivalents were 190 at June 30, 2025, compared to 206 at June 30, 2024.  Office occupancy and equipment expense decreased by $265,000, or 6.5%, to $3.8 million for the six months ended June 30, 2025, from $4.1 million for the same period in 2024, primarily due to decreases in real estate taxes and rent expenses.  Professional fees increased $339,000, to $1.2 million for the six months ended June 30, 2025, from $836,000 for the same period in 2024, primarily due to increases in audit fees, legal fees, annual meeting expenses and general corporate consulting expenses.  Other expenses increased by $398,000, or 14.1%, to $3.2 million for the six months ended June 30, 2025, from $2.8 million for the same period in 2024, primarily due to a $635,000 write-down of foreclosed assets recorded in the second quarter of 2025.

Income Taxes

We recorded an income tax benefit of $85,000 for the six months ended June 30, 2025, compared to income tax expense of $1.2 million for the six months ended June 30, 2024. Our combined state and federal effective tax rate for the six months ended June 30, 2025 was (5.19)%, compared to 23.9% for the six months ended June 30, 2024. The tax rates are the result of a favorable impact of the state tax benefit of interest earned on U.S. Treasury Bills and Notes and U.S. government-sponsored agency securities.

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

	June 30, 2025	March 31, 2025	December 31, 2024	Quarter Change	Six-Month Change
	(Dollars in thousands)
Criticized - Special Mention:
Multi-family residential real estate	$—	$—	$3,858	$—	$(3,858)
Nonresidential real estate	1,475	425	428	1,050	1,047
Commercial loans and leases	—	66	3,156	(66)	(3,156)
Consumer	5	2	4	3	1
	$1,480	$493	$7,446	$987	$(5,966)

Classified - Performing Substandard:
One-to-four family residential real estate	$217	$175	$218	$42	$(1)
Multi-family residential real estate	8,492	9,000	1,168	(508)	7,324
Nonresidential real estate	420	433	441	(13)	(21)
Commercial loans and leases	2,184	2,230	2,628	(46)	(444)
Consumer	4	3	4	1	—
	$11,317	$11,841	$4,459	$(524)	$6,858

Nonperforming Loans and Assets

We review loans on a regular basis and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At June 30, 2025, we have three loans in this category.

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets:

	June 30, 2025	March 31, 2025	December 31, 2024	Quarter Change	Six-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$13	$107	$126	$(94)	$(113)
Multi-family residential real estate	—	1,395	1,453	(1,395)	(1,453)
Nonresidential real estate	—	—	393	—	(393)
Commercial loans and leases	9,206	14,911	$14,960	(5,705)	(5,754)
Consumer	—	—	2	—	(2)
	9,219	16,413	16,934	(7,194)	(7,715)

Loans past due over 90 days, still accruing	2,226	1	—	2,225	2,226

Other foreclosed assets	738	1,337	1,391	(599)	(653)

Total nonperforming assets	$12,183	$17,751	$18,325	$(5,568)	$(6,142)

Ratios:
Allowance for credit losses to total loans	1.13%	0.86%	0.85%
Allowance for credit losses to nonperforming loans	79.65	44.35	44.71
Nonperforming loans to total loans	1.42	1.93	1.89
Nonperforming assets to total assets	0.85	1.23	1.28
Nonaccrual loans to total loans	1.15	1.93	1.89
Nonaccrual loans to total assets	0.65	1.14	1.18

Nonperforming Assets

Nonperforming assets decreased $5.6 million during the second quarter, to $12.2 million at June 30, 2025, compared to $17.8 million at March 31, 2025, and compared to $18.3 million at December 31, 2024.  The decrease was primarily due to the $5.6 million payment received in the second quarter of 2025 from the U.S. Government settlement, as described below. The Company’s ratio of nonperforming assets to total assets was 0.85% as of June 30, 2025 compared to 1.23% as of March 31, 2025, and compared to 1.28% as of December 31, 2024.

On January 3, 2025, the U.S. Government offered to settle a $10.5 million U.S. Government Contract Disputes Act claim submitted in February 2024. Following negotiations with the U.S. Government during the month of January 2025, we agreed to settle the claim for $5.6 million in cash. The $5.6 million payment was received in the second quarter of 2025.

With respect to the remaining U.S. Government equipment finance exposure of $8.4 million, we submitted a claim pursuant to the Contract Disputes Act to the prime contractor for certification and submission to the U.S. Government. On May 29, 2025, we received a response from the U.S. Government on the claim, including a settlement offer, which we deemed inadequate based on the merits of the claim.  Accordingly, we are preparing a complaint to be filed with the Court of Federal Claims.  Pursuant to ASC 310, we recorded a $2.1 million specific reserve associated with this claim in the second quarter of 2025 reflecting our discounted cash flow valuation of the claim, inclusive of the expected time for litigation and the costs related to the litigation process.

A multi-family residential real estate exposure with a total recorded investment of $1.1 million was transferred to OREO in the second quarter of 2025 and then immediately thereafter sold. Machinery and commercial vehicles with recorded balances of $88,000 were transferred to foreclosed assets during the six months ended June 30, 2025.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $15.0 million of FHLB advances outstanding at June 30, 2025 and $20.0 million at December 31, 2024.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75% maturing on May 15, 2031. In March 2025, the Company repurchased $500,000 of these subordinated notes and recorded a gain of $42,000 and in March 2024, the Company repurchased $1.0 million of these subordinated notes and recorded a gain of $107,000.  At June 30, 2025, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $9.2 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest was payable at a rate of Prime rate minus 0.50%.  The line of credit was not renewed in 2025.

As of June 30, 2025, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of June 30, 2025, we had no other material commitments for capital expenditures.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  Beginning January 1, 2022, banking organizations that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of June 30, 2025, the Bank's Community Bank Leverage Ratio was 11.44%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%. As of June 30, 2025, the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2025
Community Bank Leverage Ratio	$161,946	11.44%	$127,379	9.00%

December 31, 2024
Community Bank Leverage Ratio	$159,779	11.23%	$128,017	9.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.20 per share for each of the six months ended June 30, 2025 and June 30, 2024.

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

Quantitative Analysis. The following table sets forth, as of June 30, 2025, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(26,771)	(11.57)%	$4,569	9.59%
+300	(11,568)	(5.00)	3,547	7.44
+200	(3,798)	(1.64)	2,504	5.25
+100	(140)	(0.06)	1,310	2.75

-100	5,321	2.30	460	0.97
-200	(4,271)	(1.85)	(2,159)	(4.53)
-300	(15,552)	(6.72)	(5,092)	(10.69)
-400	(19,977)	(8.64)	(9,475)	(19.88)

The table set forth above indicates that at June 30, 2025, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 1.85% decrease in NPV and a $2.2 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 1.64% decrease in NPV and a $2.5 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There we no purchases of our common stock made by, or on behalf of us, during the second quarter of 2025.

As of June 30, 2025, the Company had repurchased 8,085,578 shares of its common stock authorized under the latest share repurchase authorization, as amended and extended from time to time.  The current repurchase authorization plan expired on June 16, 2025.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended  June 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BANKFINANCIAL CORPORATION

Dated:	August 6, 2025	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer