Form 10-Q
period 2025-09-30
BankFinancial CORP
filed 2025-10-30
CIK 1303942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  At October 28, 2025, there were 12,460,678 shares of Common Stock, $0.01 par value, outstanding.

BANKFINANCIAL CORPORATION

Form 10-Q

September 30, 2025

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share data) - Unaudited

	September 30, 2025	December 31, 2024
Assets
Cash and due from other financial institutions	$17,293	$20,647
Interest-bearing deposits in other financial institutions	65,449	64,182
Cash and cash equivalents	82,742	84,829
Interest-bearing time deposits in other financial institutions	11,844	34,156
Securities, at fair value	537,503	360,530
Loans receivable, net of allowance for credit losses: September 30, 2025, $8,814 and December 31, 2024, $7,571	759,832	887,586
Foreclosed assets, net	45	1,391
Stock in Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB"), at cost	7,490	7,490
Premises and equipment, net	22,129	22,889
Accrued interest receivable	4,514	6,401
Bank-owned life insurance	17,757	18,301
Deferred taxes	4,364	3,761
Other assets	6,318	7,480
Total assets	$1,454,538	$1,434,814

Liabilities
Deposits
Noninterest-bearing	$237,431	$238,826
Interest-bearing	1,004,650	978,715
Total deposits	1,242,081	1,217,541
Borrowings	10,000	20,000
Subordinated notes, net of unamortized issuance costs	18,274	18,736
Advance payments by borrowers for taxes and insurance	14,385	9,051
Accrued interest payable and other liabilities	12,443	13,109
Total liabilities	1,297,183	1,278,437

Stockholders’ equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 12,460,678 shares issued at September 30, 2025 and December 31, 2024	125	125
Additional paid-in capital	83,301	83,301
Retained earnings	73,856	73,513
Accumulated other comprehensive income (loss)	73	(562)
Total stockholders’ equity	157,355	156,377
Total liabilities and stockholders’ equity	$1,454,538	$1,434,814

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$10,238	$12,300	$32,122	$39,002
Securities:
Taxable	39	47	124	148
Tax exempt	5,244	2,572	12,603	6,024
Other	1,186	1,967	4,299	6,712
Total interest income	16,707	16,886	49,148	51,886
Interest expense
Deposits	4,732	4,775	13,679	13,735
Borrowings and Subordinated notes	335	450	1,069	1,387
Total interest expense	5,067	5,225	14,748	15,122
Net interest income	11,640	11,661	34,400	36,764

(Recovery of) provision for credit losses - loans	(210)	472	1,790	435
(Recovery of) provision for credit losses - unfunded commitments	(55)	13	(99)	(60)
(Recovery of) provision for credit losses	(265)	485	1,691	375

Net interest income after (recovery of) provision for credit losses	11,905	11,176	32,709	36,389

Noninterest income
Deposit service charges and fees	1,000	915	2,856	2,558
Loan servicing fees	82	97	345	350
Trust and insurance commissions and annuities income	314	405	1,145	1,204
Loss on disposal of premises and equipment	(21)	(20)	(30)	(104)
Loss on bank-owned life insurance	—	(14)	(1)	(192)
Bank-owned life insurance death benefit	—	—	417	—
Gain on repurchase of Subordinated notes	—	—	42	107
Other	328	99	522	296
Total noninterest income	1,703	1,482	5,296	4,219

Noninterest expense
Compensation and benefits	4,389	5,441	15,658	17,436
Office occupancy and equipment	1,978	1,532	5,815	5,634
Advertising and public relations	133	117	495	319
Information technology	1,011	971	3,011	3,022
Professional fees	1,175	299	2,350	1,135
Supplies, telephone, and postage	282	281	855	859
FDIC insurance premiums	160	156	474	461
Other	1,650	1,287	4,880	4,119
Total noninterest expense	10,778	10,084	33,538	32,985
Income before income taxes	2,830	2,574	4,467	7,623
Income tax expense	471	581	386	1,786
Net income	$2,359	$1,993	$4,081	$5,837
Basic and diluted earnings per common share	$0.19	$0.16	$0.33	$0.47
Basic and diluted weighted average common shares outstanding	12,460,678	12,460,678	12,460,678	12,463,127

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$2,359	$1,993	$4,081	$5,837
Unrealized holding gain on securities arising during the period	270	1,193	858	2,409
Tax effect	(70)	(310)	(223)	(626)
Other comprehensive gain, net of tax	200	883	635	1,783
Comprehensive income	$2,559	$2,876	$4,716	$7,620

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share data) - Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total
For the three months ended

Balance at July 1, 2024	$125	$83,301	$75,777	$(1,725)	$157,478
Net income	—	—	1,993	—	1,993
Other comprehensive income, net of tax effect	—	—	—	883	883
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,246)	—	(1,246)
Balance at September 30, 2024	$125	$83,301	$76,524	$(842)	$159,108

Balance at July 1, 2025	$125	$83,301	$72,743	$(127)	$156,042
Net income	—	—	2,359	—	2,359
Other comprehensive income, net of tax effect	—	—	—	200	200
Cash dividends declared on common stock ($0.10 per share)	—	—	(1,246)	—	(1,246)
Balance at September 30, 2025	$125	$83,301	$73,856	$73	$157,355

For the nine months ended

Balance at January 1, 2024	$125	$83,457	$74,426	$(2,625)	$155,383
Net income	—	—	5,837	—	5,837
Other comprehensive income, net of tax effect	—	—	—	1,783	1,783
Repurchase and retirement of common stock (15,203 shares)	—	(156)	—	—	(156)
Cash dividends declared on common stock ($0.30 per share)	—	—	(3,739)	—	(3,739)
Balance at September 30, 2024	$125	$83,301	$76,524	$(842)	$159,108

Balance at January 1, 2025	$125	$83,301	$73,513	$(562)	$156,377
Net income	—	—	4,081	—	4,081
Other comprehensive income, net of tax effect	—	—	—	635	635
Cash dividends declared on common stock ($0.30 per share)	—	—	(3,738)	—	(3,738)
Balance at September 30, 2025	$125	$83,301	$73,856	$73	$157,355

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$4,081	$5,837
Adjustments to reconcile net income to net cash (used in) from operating activities
Provision for credit losses - loans	1,790	435
Recovery of credit losses - unfunded commitments	(99)	(60)
Depreciation and amortization (accretion)	(9,489)	786
Net change in net deferred loan origination costs	32	303
Loss on disposal of premises and equipment	30	104
Loss on sale of foreclosed assets	18	227
Foreclosed assets write-down	1,163	—
Loss on bank-owned life insurance	1	192
Gain on redemption of Subordinated notes	(42)	(107)
Net change in:
Accrued interest receivable	1,887	613
Other assets	359	(17)
Accrued interest payable and other liabilities	(561)	(5,015)
Net cash (used in) from operating activities	(830)	3,298
Cash flows (used in) from investing activities
Proceeds from maturities of interest-bearing time deposits in other financial institutions	30,187	22,564
Purchases of interest-bearing time deposits in other financial institutions	(7,875)	(38,124)
Securities:
Proceeds from maturities	633,400	169,455
Proceeds from principal repayments	348	543
Purchases of securities	(798,843)	(274,015)
Net change in loans receivable	124,709	125,912
Bank-owned life insurance death benefit	543	—
Proceeds from sale of foreclosed assets	1,353	701
Proceeds from sale of premises and equipment	—	537
Purchase of premises and equipment, net	(751)	(1,343)
Net cash (used in) from investing activities	(16,929)	6,230
Cash flows from (used in) financing activities
Net change in:
Deposits	24,540	(62,211)
Advance payments by borrowers for taxes and insurance	5,334	(790)
Repayments of Federal Home Loan Bank advances	(10,000)	(5,000)
Repurchase of Subordinated notes	(464)	(906)
Repurchase and retirement of common stock	—	(156)
Cash dividends paid on common stock	(3,738)	(3,739)
Net cash from (used in) financing activities	15,672	(72,802)
Net change in cash and cash equivalents	(2,087)	(63,274)
Beginning cash and cash equivalents	84,829	178,484
Ending cash and cash equivalents	$82,742	$115,210

Supplemental disclosures of cash flow information:
Interest paid	$14,644	$14,968
Income taxes paid	286	1,719
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to foreclosed assets	1,188	117
Recording of right of use asset in exchange for lease obligations in other assets and other liabilities	—	592

See accompanying notes to the consolidated financial statements.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: BankFinancial Corporation, a Maryland corporation headquartered in Burr Ridge, Illinois, is the owner of all of the issued and outstanding capital stock of BankFinancial, National Association (the “Bank”). The interim unaudited consolidated financial statements include the accounts and transactions of BankFinancial Corporation, the Bank, and the Bank’s wholly-owned subsidiaries, Financial Assurance Services, Inc. and BFIN Asset Recovery Company, LLC (collectively, the “Company”), and reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. Such adjustments are the only adjustments reflected in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and nine-month periods ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending  December 31, 2025 or for any other period.

Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

On August 11, 2025, the Company and First Financial Bancorp. (“First Financial”), the parent company of First Financial Bank, entered into an Agreement and Plan of Merger. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, BankFinancial would merge with and into First Financial (the “Merger”), with First Financial continuing as the surviving corporation in the Merger. Immediately following the Merger, First Financial will cause BankFinancial NA to merge with and into First Financial Bank (the “Bank Merger”), with First Financial Bank continuing as the surviving bank in the Bank Merger.

The Merger Agreement has been unanimously approved by the boards of directors of First Financial and BankFinancial. The closing of the Merger remains subject to satisfaction of customary closing conditions, regulatory approvals and approval of BankFinancial’s stockholders.

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

Factored Receivables: The Company purchases invoices from its factoring customers in schedules or batches. These receivables are included in loans receivable on the Consolidated Statements of Financial Condition, and as commercial loans and leases in Note 4 - Loans Receivable.  The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered customer reserves. The customer reserves are held to settle any payment disputes or collection shortfalls.  Customer reserves  may be used to pay customers’ obligations to various third parties as directed by the customer. Customer reserves are periodically released to or withdrawn by customers, and are reported as noninterest-bearing deposits in the Consolidated Statements of Financial Condition. The unpaid principal balances of these receivables were $4.2 million and $6.7 million at September 30, 2025 and December 31, 2024, respectively, and are included in commercial loans and leases. The customer reserves associated with the factored receivables were $836,000 and $1.5 million at September 30, 2025 and December 31, 2024, respectively.

Factoring fees are recognized in interest income as incurred by the customer and deducted from the customer's reserve balances. Other factoring-related fees, which include wire transfer fees, broker fees, and other similar fees, are reported by the Company as loan servicing fees in noninterest income.

Reclassifications: Certain reclassifications have been made in the prior period’s financial statements to conform them to the current period’s presentation with no impact on previously reported net income or stockholders' equity.  Activity for the nine months ended September 30, 2024 for interest-bearing time deposits in other financial institutions has been reclassified in the statement of cashflows to conform with current period's presentation.  There is no impact on net income or stockholders' equity.

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continuted)

Recent Developments

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.  We do not expect this to have a material impact on the Company’s financial position or results of operations.

NOTE 2 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income available to common stockholders	$2,359	$1,993	$4,081	$5,837
Basic and diluted weighted average common shares outstanding	12,460,678	12,460,678	12,460,678	12,463,127
Basic and diluted earnings per common share	$0.19	$0.16	$0.33	$0.47

NOTE 3 - SECURITIES

The fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities
September 30, 2025
Municipal securities	$702	$5	$—	$707
U.S. Treasury Bills and Notes	533,241	214	(101)	533,354
Mortgage-backed securities - residential	2,692	37	(48)	2,681
Collateralized mortgage obligations - residential	770	—	(9)	761
	$537,405	$256	$(158)	$537,503
December 31, 2024
Municipal securities	$703	$3	$—	$706
U.S. Treasury Bills and Notes	246,876	103	(689)	246,290
U.S. government-sponsored agencies	109,900	1	(128)	109,773
Mortgage-backed securities - residential	2,949	31	(69)	2,911
Collateralized mortgage obligations - residential	862	—	(12)	850
	$361,290	$138	$(898)	$360,530

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

	September 30, 2025
	Amortized Cost	Fair Value
Due in one year or less	$520,347	$520,479
Due after one year through five years	13,596	13,582
	533,943	534,061
Mortgage-backed securities - residential	2,692	2,681
Collateralized mortgage obligations - residential	770	761
	$537,405	$537,503

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (continued)

Securities available-for-sale with unrealized losses not recognized in income are as follows:

	Less than 12 Months			12 Months or More			Total
	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss	Count	Fair Value	Unrealized Loss
September 30, 2025
U.S. Treasury Bills and Notes	—	$—	$—	16	$5,884	$(101)	16	$5,884	$(101)
Mortgage-backed securities - residential	—	—	—	5	1,141	(48)	5	1,141	(48)
Collateralized mortgage obligations - residential	—	—	—	5	761	(9)	5	761	(9)
	—	$—	$—	26	$7,786	$(158)	26	$7,786	$(158)

December 31, 2024
U.S. Treasury Bills and Notes	—	$—	$—	73	$48,609	$(689)	73	$48,609	$(689)
U.S. government-sponsored agencies	10	79,872	(128)	—	—	—	10	79,872	(128)
Mortgage-backed securities - residential	—	—	—	7	1,364	(69)	7	1,364	(69)
Collateralized mortgage obligations - residential	—	—	—	5	850	(12)	5	850	(12)
	10	$79,872	$(128)	85	$50,823	$(770)	95	$130,695	$(898)

U.S. Treasury Bills and Notes, U.S. government-sponsored agency securities and certain other available-for-sale securities reflected in the above table that the Company holds in its investment portfolio were in an unrealized loss position at September 30, 2025, but the unrealized loss was not recognized into income because the U.S. Treasury Bills and Notes are backed by the full faith and credit of the United States and the other issuers were high credit quality, it is not likely that the Company will be required to sell these securities before their anticipated recovery occurs and the decline in fair value was due to changes in interest rates and other market conditions. The fair values of these securities are expected to recover as maturity dates of these securities approach.

We reviewed the available-for-sale securities in an unrealized loss position within the guidelines of Accounting Standards Codification (“ASC”) 326 and determined that no credit loss is required to be recognized.

There were no sales of securities during the three or nine months ended  September 30, 2025 and 2024.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE

The summary of loans receivable by class of loans is as follows:

	September 30, 2025	December 31, 2024
One-to-four family residential real estate	$12,859	$14,829
Multi-family residential real estate	486,050	521,957
Nonresidential real estate	98,804	108,153
Commercial loans and leases	169,335	248,595
Consumer	1,598	1,623
	768,646	895,157
Allowance for credit losses	(8,814)	(7,571)
Loans, net	$759,832	$887,586

Net deferred loan origination costs included in the table above were $1.2 million as of September 30, 2025 and  December 31, 2024.

Allowance for Credit Losses - Loans

The following table represents the activity in the Allowance for Credit Losses (“ACL”) by segment of loans:

	Beginning balance	Provision for (recovery of) credit losses	Loans charged off	Recoveries	Ending balance
For the three months ended

September 30, 2025
One-to-four family residential real estate:
Home equity and junior liens	$47	$(2)	$—	$—	$45
One-to-four family first liens	193	(15)	—	3	181
Multi-family residential real estate:
Senior notes	4,295	(99)	—	3	4,199
Junior notes	432	(25)	—	—	407
Nonresidential real estate:
Owner occupied	181	(12)	—	—	169
Non-owner occupied	1,052	(68)	—	—	984
Commercial loans and leases:
Commercial	657	14	(90)	4	585
Equipment finance - Government	2,107	(9)	—	—	2,098
Equipment finance - Corporate Investment-grade	108	(2)	—	—	106
Consumer	44	8	(12)	—	40
	$9,116	$(210)	$(102)	$10	$8,814

September 30, 2024
One-to-four family residential real estate:
Home equity and junior liens	$61	$(5)	$—	$—	$56
One-to-four family first liens	263	(47)	—	22	238
Multi-family residential real estate:
Senior notes	4,402	(54)	—	6	4,354
Junior notes	441	10	—	—	451
Nonresidential real estate:
Owner occupied	173	23	—	—	196
Non-owner occupied	1,224	(5)	—	—	1,219
Commercial loans and leases:
Commercial	1,267	209	(364)	—	1,112
Equipment finance - Government	97	342	(367)	—	72
Equipment finance - Corporate Investment-grade	160	(15)	—	—	145
Consumer	54	14	(12)	—	56
	$8,142	$472	$(743)	$28	$7,899

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Beginning balance	Provision for (recovery of) credit losses	Loans charged off	Recoveries	Ending balance
For the nine months ended

September 30, 2025
One-to-four family residential real estate:
Home equity and junior liens	$54	$(9)	$—	$—	$45
One-to-four family first liens	217	(44)	—	8	181
Multi-family residential real estate:
Senior notes	4,320	27	(156)	8	4,199
Junior notes	444	104	(141)	—	407
Nonresidential real estate:
Owner occupied	180	(11)	—	—	169
Non-owner occupied	1,162	(178)	—	—	984
Commercial loans and leases:
Commercial	944	(117)	(259)	17	585
Equipment finance - Government	60	2,038	—	—	2,098
Equipment finance - Corporate Investment-grade	142	(36)	—	—	106
Consumer	48	16	(26)	2	40
	$7,571	$1,790	$(582)	$35	$8,814

September 30, 2024
One-to-four family residential real estate:
Home equity and junior liens	$75	$(19)	$—	$—	$56
One-to-four family first liens	220	(9)	—	27	238
Multi-family residential real estate:
Senior notes	4,178	160	—	16	4,354
Junior notes	371	80	—	—	451
Nonresidential real estate:
Owner occupied	144	52	—	—	196
Non-owner occupied	1,022	197	—	—	1,219
Commercial loans and leases:
Commercial	1,964	(332)	(532)	12	1,112
Equipment finance - Government	148	291	(367)	—	72
Equipment finance - Corporate Investment-grade	191	(46)	—	—	145
Consumer	32	61	(37)	—	56
	$8,345	$435	$(936)	$55	$7,899

As of  September 30, 2025,  December 31, 2024 and September 30, 2024 we had $180,000, $279,000 and $274,000, respectively, recorded as an unfunded commitment reserve, included in other liabilities on the Consolidated Statements of Financial Condition.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The following tables present the balance in the ACL and loans receivable by class of loans based on evaluation method.  Allocation of a portion of the ACL to one category does not preclude its availability to absorb losses in other categories:

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
September 30, 2025
Loans:
Loans individually evaluated	$27	$—	$—	$9,307	$—	$9,334
Loans collectively evaluated	12,832	486,050	98,804	160,028	1,598	759,312
	$12,859	$486,050	$98,804	$169,335	$1,598	$768,646
ACL:
Loans individually evaluated	$—	$—	$—	$2,075	$—	$2,075
Loans collectively evaluated	226	4,606	1,153	714	40	6,739
	$226	$4,606	$1,153	$2,789	$40	$8,814

	One-to-four family residential real estate	Multi-family residential real estate	Nonresidential real estate	Commercial loans and leases	Consumer	Total
December 31, 2024
Loans:
Loans individually evaluated	$148	$1,453	$393	$15,018	$—	$17,012
Loans collectively evaluated	14,681	520,504	107,760	233,577	1,623	878,145
	$14,829	$521,957	$108,153	$248,595	$1,623	$895,157
ACL:
Loans individually evaluated	$—	$—	$—	$—	$—	$—
Loans collectively evaluated	271	4,764	1,342	1,146	48	7,571
	$271	$4,764	$1,342	$1,146	$48	$7,571

Collateral Dependent Loans

Management's evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Loans are written down to the lower of cost or fair value of the underlying collateral, less estimated costs to sell. The Company had $914,000 and $3.0 million of collateral dependent loans secured by real estate or business assets as of September 30, 2025 and December 31, 2024, respectively.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

Individually Evaluated Loans

The following tables present loans individually evaluated by class of loans:

					Three Months Ended		Nine Months Ended
					September 30, 2025		September 30, 2025
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
September 30, 2025
With no related allowance recorded:
One-to-four family residential real estate	$27	$27	$—	$—	$28	$—	$72	$1
Commercial loans and leases	1,297	886	408	—	868	2	8,098	6
	1,324	913	408	—	896	2	8,170	7

With an allowance recorded - commercial loans and leases	8,421	8,421	—	2,075	8,421	—	3,743	—

	$9,745	$9,334	$408	$2,075	$9,317	$2	$11,913	$7

					Year ended
					December 31, 2024
	Loan Balance	Recorded Investment	Partial Charge-off	Allowance for Credit Losses Allocated	Average Investment	Interest Income Recognized
December 31, 2024
With no related allowance recorded:
One-to-four family residential real estate	$138	$148	$—	$—	$66	$7
Multi-family residential real estate	1,416	1,453	—	—	607	28
Nonresidential real estate	366	393	—	—	228	3
Commercial loans and leases	20,210	15,018	5,192	—	20,225	9
	$22,130	$17,012	$5,192	$—	$21,126	$47

Nonaccrual Loans

The following tables present the recorded investment in nonaccrual loans and loans 90 days or more past due still on accrual by class of loans:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
September 30, 2025
One-to-four family residential real estate	$12	$—
Nonresidential real estate	—	408
Commercial loans and leases	9,230	1,835
Consumer	—	1
	$9,242	$2,244
December 31, 2024
One-to-four family residential real estate	$126	$—
Multi-family residential real estate	1,453	—
Nonresidential real estate	393	—
Commercial loans and leases	14,960	—
Consumer	2	—
	$16,934	$—

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

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

The Company’s reserve for uncollected loan interest was $1.7 million and $2.4 million at September 30, 2025 and December 31, 2024, respectively. When a loan is on nonaccrual status and the ultimate collectability of the total principal of a loan is in doubt, all payments are applied to principal under the cost recovery method. Alternatively, when a loan is on nonaccrual status but there is doubt concerning only the ultimate collectability of interest, contractual interest is credited to interest income only when received, under the cash basis method. In all cases, the average balances are calculated based on the month–end balances of the financing receivables within the period reported.

Past Due Loans

The following tables present the aging of the recorded investment of loans by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
September 30, 2025
One-to-four family residential real estate	$—	$65	$—	$65	$12	$12,782	$12,859
Multi-family residential real estate	—	19	—	19	—	486,031	486,050
Nonresidential real estate	—	—	408	408	—	98,396	98,804
Commercial loans and leases	2,494	482	1,835	4,811	9,230	155,294	169,335
Consumer	4	5	1	10	—	1,588	1,598
	$2,498	$571	$2,244	$5,313	$9,242	$754,091	$768,646

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Nonaccrual	Current	Total
December 31, 2024
One-to-four family residential real estate	$181	$—	$—	$181	$126	$14,522	$14,829
Multi-family residential real estate	654	—	—	654	1,453	519,850	521,957
Nonresidential real estate	—	—	—	—	393	107,760	108,153
Commercial loans and leases	2,044	1,929	—	3,973	14,960	229,662	248,595
Consumer	4	5	—	9	2	1,612	1,623
	$2,883	$1,934	$—	$4,817	$16,934	$873,406	$895,157

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

At  September 30, 2025 and  December 31, 2024, the Company had no loan modifications that meet the definition described in ASC 326 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments” for additional reporting.

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

Based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
September 30, 2025
One-to-four family residential real estate	$12,425	$281	$141	$12	$12,859
Multi-family residential real estate	477,584	4,514	3,952	—	486,050
Nonresidential real estate	97,614	782	408	—	98,804
Commercial loans and leases	158,193	1	1,911	9,230	169,335
Consumer	1,590	5	3	—	1,598
	$747,406	$5,583	$6,415	$9,242	$768,646

	Pass	Special Mention	Substandard	Substandard Nonaccrual	Total
December 31, 2024
One-to-four family residential real estate	$14,485	$—	$218	$126	$14,829
Multi-family residential real estate	515,478	3,858	1,168	1,453	521,957
Nonresidential real estate	106,891	428	441	393	108,153
Commercial loans and leases	227,851	3,156	2,628	14,960	248,595
Consumer	1,613	4	4	2	1,623
	$866,318	$7,446	$4,459	$16,934	$895,157

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving loans	Total
September 30, 2025

One-to-four family residential real estate:
Risk-rating
Pass	$70	$—	$480	$—	$—	$9,067	$2,808	$12,425
Special mention	281	—	—	—	—	—	—	281
Substandard	—	—	—	—	—	69	72	141
Nonaccrual	—	—	—	—	—	—	12	12
	$351	$—	$480	$—	$—	$9,136	$2,892	$12,859
One-to-four family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$8	$—	$8
Multi-family residential real estate:
Risk rating
Pass	$8,420	$32,511	$33,624	$184,506	$96,700	$117,339	$4,484	$477,584
Special mention	—	—	—	3,839	—	675	—	4,514
Substandard	—	—	—	—	3,952	—	—	3,952
	$8,420	$32,511	$33,624	$188,345	$100,652	$118,014	$4,484	$486,050
Multi-family residential real estate:
Current period gross charge-offs	$—	$—	$—	$(297)	$—	$—	$—	$(297)
Current period recoveries	—	—	—	—	—	8	—	8
	$—	$—	$—	$(297)	$—	$8	$—	$(289)
Nonresidential real estate:
Risk rating
Pass	$1,074	$12,322	$14,015	$46,089	$13,994	$9,112	$1,008	$97,614
Special mention	—	—	—	—	—	782	—	782
Substandard	—	—	—	—	—	408	—	408
	$1,074	$12,322	$14,015	$46,089	$13,994	$10,302	$1,008	$98,804
Commercial loans and leases:
Risk rating
Pass	$15,146	$20,382	$20,374	$42,946	$16,275	$1,397	$41,673	$158,193
Special mention	—	—	—	—	—	—	1	1
Substandard	—	—	—	76	—	1	1,834	1,911
Nonaccrual	—	—	38	9,156	36	—	—	9,230
	$15,146	$20,382	$20,412	$52,178	$16,311	$1,398	$43,508	$169,335
Commercial loans and leases:
Current period gross charge-offs	$(11)	$(88)	$(11)	$(142)	$(6)	$—	$(1)	$(259)
Current period recoveries	—	—	8	7	—	2	—	17
	$(11)	$(88)	$(3)	$(135)	$(6)	$2	$(1)	$(242)
Consumer:
Risk rating
Pass	$195	$572	$142	$3	$—	$—	$678	$1,590
Special mention	—	—	—	—	—	—	5	5
Substandard	—	1	—	—	—	—	2	3
	$195	$573	$142	$3	$—	$—	$685	$1,598
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(26)	$(26)
Current period recoveries	—	—	—	—	—	—	2	2
	$—	$—	$—	$—	$—	$—	$(24)	$(24)

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS RECEIVABLE (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving loans	Total
December 31, 2024

One-to-four family residential real estate:
Risk rating
Pass	$—	$484	$—	$—	$34	$10,897	$3,070	$14,485
Substandard	—	—	—	—	—	81	137	218
Nonaccrual	—	—	—	—	—	111	15	126
	$—	$484	$—	$—	$34	$11,089	$3,222	$14,829
One-to-four family residential real estate:
Current period recoveries	$—	$—	$—	$—	$—	$28	$—	$28
Multi-family residential real estate:
Risk rating
Pass	$33,812	$38,228	$199,495	$107,420	$55,129	$75,772	$5,622	$515,478
Special mention	—	—	3,858	—	—	—	—	3,858
Substandard	—	—	—	—	—	1,168	—	1,168
Nonaccrual	—	216	1,237	—	—	—	—	1,453
	$33,812	$38,444	$204,590	$107,420	$55,129	$76,940	$5,622	$521,957
Multi-family residential real estate:
Current period gross charge-offs	$—	$—	$(5)	$—	$—	$—	$—	$(5)
Current period recoveries	—	—	—	—	—	18	—	18
	$—	$—	$(5)	$—	$—	$18	$—	$13
Nonresidential real estate:
Risk rating
Pass	$16,760	$14,355	$46,759	$14,771	$7,335	$5,998	$913	$106,891
Special mention	—	—	428	—	—	—	—	428
Substandard	—	—	—	—	—	441	—	441
Nonaccrual	—	—	393	—	—	—	—	393
	$16,760	$14,355	$47,580	$14,771	$7,335	$6,439	$913	$108,153
Commercial loans and leases :
Risk rating
Pass	$27,360	$32,517	$72,546	$30,764	$9,973	$723	$53,968	$227,851
Special mention	—	—	—	—	—	—	3,156	3,156
Substandard	—	—	103	40	—	—	2,485	2,628
Nonaccrual	—	55	14,747	—	158	—	—	14,960
	$27,360	$32,572	$87,396	$30,804	$10,131	$723	$59,609	$248,595
Commercial loans and leases :
Current period gross charge-offs	$—	$(332)	$(4,998)	$(44)	$(493)	$—	$—	$(5,867)
Current period recoveries	—	—	1	5	7	1	—	14
	$—	$(332)	$(4,997)	$(39)	$(486)	$1	$—	$(5,853)
Consumer:
Risk rating
Pass	$788	$169	$3	$20	$49	$—	$584	$1,613
Special mention	—	—	—	—	—	—	4	4
Substandard	—	—	—	—	—	—	4	4
Nonaccrual	2	—	—	—	—	—	—	2
	$790	$169	$3	$20	$49	$—	$592	$1,623
Consumer:
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(44)	$(44)
Current period recoveries	—	—	—	—	—	—	1	1
	$—	$—	$—	$—	$—	$—	$(43)	$(43)

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

	September 30, 2025			December 31, 2024
	Balance	Valuation Allowance	Net Balance	Balance	Valuation Allowance	Net Balance

Other foreclosed assets	$45	$—	$45	$1,391	$—	$1,391

The following represents the roll forward of foreclosed assets:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance	$738	$1,898	$1,391	$2,777
New foreclosed assets	3	68	1,188	117
Valuation reductions from sales	—	—	—	111
Direct write-downs	(528)	—	(1,163)	—
Sales	(168)	—	(1,371)	(1,039)
Ending balance	$45	$1,966	$45	$1,966

Activity in the valuation allowance is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance	$—	$—	$—	$111
Reductions from sales	—	—	—	(111)
Ending balance	$—	$—	$—	$—

At  September 30, 2025, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. At  December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $93,000.  At  September 30, 2025, other foreclosed assets consisted of vehicles and machinery repossessed in connection with equipment finance leases.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 6 - BORROWINGS AND SUBORDINATED NOTES

Borrowings and subordinated notes were as follows:

	September 30, 2025		December 31, 2024
	Contractual		Contractual
	Rate	Amount	Rate	Amount
Fixed-rate advance from FHLB, due March 17, 2025	—%	$—	4.27%	$5,000
Fixed-rate advance from FHLB, due September 17, 2025	—%	—	4.20%	5,000
Fixed-rate advance from FHLB, due March 17, 2026	4.15%	5,000	4.15%	5,000
Fixed-rate advance from FHLB, due September 17, 2026	4.06%	5,000	4.06%	5,000
Subordinated notes, due May 15, 2031	3.75%	18,274	3.75%	18,736
Line of credit, due March 28, 2025	—%	—	7.00%	—

In 2021, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and accredited investors pursuant to which the Company sold and issued $20.0 million in aggregate principal amount of its 3.75% Fixed-to-Floating Rate Subordinated Notes due May 15, 2031 (the “Notes”).  The Company incurred $441,000 of issuance costs associated with the Notes.  These issuance costs are being amortized over the 10-year life of the Notes.  At September 30, 2025 and  December 31, 2024, there were $226,000 and $264,000, respectively, in remaining unamortized issuance costs and they are presented in the Company's financial statements as a reduction of the principal amount of the Notes.

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2025
Securities:
Municipal securities	$—	$707	$—	$707
U.S. Treasury Bills and Notes	533,354	—	—	533,354
Mortgage-backed securities - residential	—	2,681	—	2,681
Collateralized mortgage obligations - residential	—	761	—	761
	$533,354	$4,149	$—	$537,503
December 31, 2024
Securities:
Municipal securities	$—	$706	$—	$706
U.S. Treasury Bills and Notes	246,290	—	—	246,290
U.S. government-sponsored agencies	—	109,773	—	109,773
Mortgage-backed securities - residential	—	2,911	—	2,911
Collateralized mortgage obligations - residential	—	850	—	850
	$246,290	$114,240	$—	$360,530

The following table sets forth the Company’s assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2025
Loans individually evaluated	$—	$—	$6,346	$6,346

At  September 30, 2025 there was one U.S. Government equipment finance transaction individually evaluated with a carrying value of $8.4 million and a valuation allowance of $2.1 million that was measured using the discounted cash flow method.  At  December 31, 2024, there were no individually evaluated loans that were measured using the fair value of the collateral for collateral–dependent loans and which had specific valuation allowances.

BANKFINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands, except share and per share data)

NOTE 7 - FAIR VALUE (continued)

Foreclosed assets are carried at the lower of cost or fair value less costs to sell.  At  September 30, 2025 and  December 31, 2024 there were no foreclosed assets with valuation allowances.  There were no valuation adjustments of foreclosed assets recorded for the three and  nine months ended  September 30, 2025 and 2024.

The following table presents quantitative information, based on certain empirical data with respect to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
September 30, 2025
Loans individually evaluated	$6,346	Discounted cash flow	Discount applied to projected cash flow	6.6%

The carrying amount and estimated fair value of financial instruments are as follows:

		Fair Value Measurements at September 30, 2025 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$82,742	$82,270	$472	$—	$82,742
Interest-bearing time deposits in other financial institutions	11,844	—	11,844	—	11,844
Securities	537,503	533,354	4,149	—	537,503
Loans receivable, net of allowance for credit losses	759,832	—	—	728,297	728,297
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	4,514	434	144	3,936	4,514
Financial liabilities
Certificates of deposit	261,860	—	261,003	—	261,003
Borrowings	10,000	—	10,027	—	10,027
Subordinated notes	18,274	—	17,390	—	17,390

		Fair Value Measurements at December 31, 2024 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$84,829	$84,399	$430	$—	$84,829
Interest-bearing time deposits in other financial institutions	34,156	—	34,156	—	34,156
Securities	360,530	246,290	114,240	—	360,530
Loans receivable, net of allowance for credit losses	887,586	—	—	845,303	845,303
FHLB and FRB stock	7,490	—	—	—	N /A
Accrued interest receivable	6,401	158	1,452	4,791	6,401
Financial liabilities
Certificates of deposit	234,979	—	233,639	—	233,639
Borrowings	20,000	—	19,990	—	19,990
Subordinated notes	18,736	—	17,571	—	17,571

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Deposit service charges and fees	$1,000	$915	$2,856	$2,558
Loan servicing fees (1)	82	97	345	350
Trust and insurance commissions and annuities income	314	405	1,145	1,204
Loss on disposal of premises and equipment	(21)	(20)	(30)	(104)
Loss on bank-owned life insurance	—	(14)	(1)	(192)
Bank-owned life insurance death benefit (1)	—	—	417	—
Gain on repurchase of Subordinated notes (1)	—	—	42	107
Other (1)	328	99	522	296
Total noninterest income	$1,703	$1,482	$5,296	$4,219

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in deposit service charges and fees.  Interchange income was $301,000 and $308,000 for the three months ended September 30, 2025 and 2024, respectively.  Interchange income was $895,000 and $934,000 for the nine months ended  September 30, 2025 and 2024, respectively.

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

Gains/losses on sales of foreclosed assets and other assets: The Company records a gain or loss from the sale of foreclosed assets and other assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Other foreclosed assets sales for the nine months ended September 30, 2025 and 2024 were not financed by the Company.  The Company financed the sale of a multi-family residential OREO property in June 2025.  The loan was at market value and no gain or loss was recorded on the sale.

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

Factors that could cause actual results to differ materially from the results anticipated or projected and which could materially and adversely affect our operating results, financial condition or future prospects include, but are not limited to: (i) the impact of re-pricing and competitors’ pricing initiatives on loan and deposit products; (ii) interest rate movements and their impact on the economy, customer behavior, the market value of securities and our net interest margin; (iii) changes in U.S. Government or State government budgets, appropriations or funding allocation policies or practices affecting our credit exposures to U.S. Government or State governments, agencies or related entities, or borrowers' dependent on the receipt of Federal or State appropriations, including but not limited to, defense, healthcare, transportation, education and law enforcement programs; (iv) less than anticipated loan and lease growth; (v) for any significant credit exposure, borrower-specific adverse developments with respect to the adequacy of cash flows, liquidity or collateral; (vi) the inherent credit risks of lending activities, including risks that could cause changes in the level and direction of loan delinquencies and charge-offs; (vii) adverse economic conditions in general, or specific events such as a pandemic or national or international war, act of conflict or terrorism, and in the markets in which we lend that could result in increased delinquencies in our loan portfolio or a decline in the value of our investment securities and the collateral for our loans; (viii) declines in real estate values that adversely impact the value of our loan collateral, other real estate owned ("OREO"), asset dispositions and the level of borrower equity in their investments; (ix) results of supervisory monitoring or examinations by regulatory authorities, including the possibility that a regulatory authority could, among other things, require us to increase our allowance for credit losses or adversely change our loan classifications, write-down assets, reduce credit concentrations or maintain specific capital levels; (x) changes, disruptions or illiquidity in national or global financial markets; (xi) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; (xii) factors affecting our ability to retain or access deposits or cost-effective funding, including changes in public confidence, withdrawals of deposits not insured by the FDIC or the availability of other borrowing sources for any reason; (xiii) legislative or regulatory changes that have an adverse impact on our products, services, operations and operating expenses; (xiv) higher federal deposit insurance premiums; (xv) higher than expected overhead, infrastructure and compliance costs; (xvi) changes in accounting principles, policies or guidelines; (xvii) the effects of any federal government shutdown or failure to enact legislation related to the maximum permitted amount of U.S. Government debt obligations; (xviii) privacy and cybersecurity risks, including the risks of business interruption and the compromise of confidential customer information resulting from intrusions; (xix) the effects of tariffs or other domestic or international governmental policies and any retaliatory responses; and (xx) the effects of the current federal government shutdown.

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

Overview

On August 11, 2025, the Company and First Financial Bancorp. (“First Financial”), the parent company of First Financial Bank, entered into an Agreement and Plan of Merger. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, BankFinancial would merge with and into First Financial, with First Financial continuing as the surviving corporation in the Merger. Immediately following the Merger, First Financial will cause BankFinancial NA to merge with and into First Financial Bank (the “Bank Merger”), with First Financial Bank continuing as the surviving bank in the Bank Merger.

The Merger Agreement has been unanimously approved by the boards of directors of First Financial and BankFinancial. The closing of the Merger remains subject to satisfaction of customary closing conditions, regulatory approvals and approval of BankFinancial’s stockholders.

We reported net income of $2.4 million, or $0.19 per common share, for the quarter ended September 30, 2025.  As of September 30, 2025, the Company had total assets of $1.455 billion, total loans of $759.8 million, total deposits of $1.242 billion and stockholders' equity of $157.4 million.

In the third quarter of 2025, net interest income increased by $375,000 due primarily to an increase in average securities of $100.7 million, or 24.8%, as well as a 16 basis point increase in the tax-equivalent yield on average securities. Our net interest margin on a tax-equivalent basis increased to 3.45%.

Noninterest income decreased by $256,000 due to decreases in trust department income and a $417,000 bank-owned life insurance death benefit recorded in the second quarter.  In the third quarter of 2025, the Bank recorded interest income of $228,000 related to the $1.4 million Employee Retention Tax Credit (“ERTC”) received from the government.

Noninterest expense decreased by $1.1 million due to receipt of a $1.4 million Employee Retention Tax Credit (“ERTC”) recorded in the third quarter.  This was partially offset by a $405,000 increase in professional fees, primarily related to the proposed Merger.

Cash & Cash-Equivalent Assets

Cash and cash-equivalent assets represented 6% of total assets at September 30, 2025 and December 31, 2024.

Investment Securities Portfolio

For the quarter ended September 30, 2025, total investment securities and investments in certificates of deposit increased by $92.1 million. The investment securities portfolio had a weighted-average 0.2 year term to maturity as of September 30, 2025, with an after-tax unrealized gain of $73,000.

Loan Portfolio

Our loan portfolio declined by $36.1 million in the third quarter of 2025 primarily due to scheduled repayments within all portfolios, partially offset by modest loan originations of multi-family residential loans and corporate equipment lease transactions.

Asset Quality

The ratio of nonperforming assets to total assets declined to 0.79% at September 30, 2025, inclusive of one U.S. Government equipment finance transaction with a gross exposure of $8.4 million as of September 30, 2025.  Excluding the U.S. Government equipment finance transaction, our ratio of nonperforming assets to total assets would have been 0.21%. Nonperforming asset resolution activity continued during the third quarter of 2025, including the sale of two foreclosed assets, with additional write-downs of $528,000.

With respect to the remaining U.S. Government equipment finance exposure of $8.4 million, in May, 2025 we received a response and settlement offer for our Contract Disputes Act claim filed in August, 2024.  We deemed the settlement offer inadequate based on the merits of the claim. Accordingly, in September, 2025, we submitted a complaint to be filed in the Court of Federal Claims to the prime contractor for its review. Pursuant to ASC 310, we recorded a $2.1 million specific reserve in the second quarter of 2025 to reflect the expected time and costs for the litigation process.

Our allowance for credit losses increased to 1.15% of total loans as of September 30, 2025, compared to 0.85% at December 31, 2024.

Deposit Portfolio

Total deposits increased by $26.4 million due to increases in the balances of noninterest-bearing commercial deposit balances, interest-bearing transaction accounts, money market accounts, and certificate of deposit accounts. The cost of total retail and commercial deposits increased to 1.87% during the third quarter of 2025 from 1.84% at June 30, 2025. Core deposits represented 79% of total deposits, with noninterest-bearing demand deposit accounts representing 19% of total deposits as of September 30, 2025. Total commercial deposits were 22% of total deposits as of September 30, 2025, compared to 20% of total deposits as of June 30, 2025. FDIC-insured deposits were 83% of total deposits and collateralized public funds deposits represented 1% of total deposits as of September 30, 2025.

Capital Adequacy

The Company’s capital position remained strong, with a Tier 1 leverage ratio of 10.70% at September 30, 2025. The book value of the Company’s common shares increased to $12.63 at September 30, 2025 compared to $12.52 at June 30, 2025.

SELECTED FINANCIAL DATA

The following summary information is derived from the consolidated financial statements of the Company. For additional information, reference is made to the Consolidated Financial Statements of the Company and related notes included elsewhere in this Quarterly Report.

	September 30, 2025	December 31, 2024	Change
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,454,538	$1,434,814	$19,724
Loans, net	759,832	887,586	(127,754)
Securities, at fair value	537,503	360,530	176,973
Deposits	1,242,081	1,217,541	24,540
Borrowings	10,000	20,000	(10,000)
Subordinated notes, net of unamortized issuance costs	18,274	18,736	(462)
Equity	157,355	156,377	978

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands)
Selected Operating Data:
Interest income	$16,707	$16,886	$(179)	(1.1)%	$49,148	$51,886	$(2,738)	(5.3)%
Interest expense	5,067	5,225	(158)	(3.0)	14,748	15,122	(374)	(2.5)
Net interest income	11,640	11,661	(21)	(0.2)	34,400	36,764	(2,364)	(6.4)
Provision for (recovery of) credit losses	(265)	485	(750)	154.6	1,691	375	1,316	(350.9)
Net interest income after provision for (recovery of) credit losses	11,905	11,176	729	6.5	32,709	36,389	(3,680)	(10.1)
Noninterest income	1,703	1,482	221	14.9	5,296	4,219	1,077	25.5
Noninterest expense	10,778	10,084	694	6.9	33,538	32,985	553	1.7
Income before income taxes	2,830	2,574	256	9.9	4,467	7,623	(3,156)	(41.4)
Income tax expense	471	581	(110)	(18.9)	386	1,786	(1,400)	(78.4)
Net income	$2,359	$1,993	$366	18.4%	$4,081	$5,837	$(1,756)	(30.1)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets) (1)	0.65%	0.56%	0.38%	0.53%
Return on equity (ratio of net income to average equity) (1)	6.01	5.03	3.46	4.95
Average equity to average assets	10.80	11.08	10.94	10.75
Net interest rate spread (1) (2)	2.83	2.90	2.88	3.03
Net interest margin (TEB) (1) (3) (4)	3.45	3.47	3.46	3.58
Efficiency ratio (5)	80.78	76.73	84.49	80.48
Noninterest expense to average total assets (1)	2.97	2.82	3.11	3.01
Average interest-earning assets to average interest-bearing liabilities	134.10	133.26	133.36	134.53
Dividends declared per share	$0.10	$0.10	$0.30	$0.30
Dividend payout ratio	52.82%	62.52%	91.60%	64.06%

	At September 30, 2025	At December 31, 2024
Asset Quality Ratios:
Nonperforming assets to total assets (6)	0.79%	1.28%
Nonperforming loans to total loans	1.49	1.89
Allowance for credit losses to nonperforming loans	76.74	44.71
Allowance for credit losses to total loans	1.15	0.85
Capital Ratios:
Equity to total assets at end of period	10.82%	10.90%
Tier 1 leverage ratio (Bank only)	11.36%	11.23%
Other Data:
Number of full-service offices	18	18
Employees (full-time equivalents)	184	197

(1)	Ratios annualized.
(2)	The net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income divided by average total interest-earning assets for the period.
(4)	Calculated on a tax-equivalent basis assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(5)	The efficiency ratio represents noninterest expense, divided by the sum of net interest income and noninterest income.
(6)	Nonperforming assets include nonperforming loans and foreclosed assets.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total assets increased $19.7 million, or 1.4%, to $1.455 billion at September 30, 2025, from $1.435 billion at December 31, 2024. The increase in total assets was primarily due to increases in securities, partially offset by decreases in interest-bearing time deposits we hold in other financial institutions and loans receivable.  Securities increased $177.0 million to $537.5 million at September 30, 2025, while interest-bearing time deposits in other financial institutions decreased 65.3% to $11.8million and loans receivable decreased $127.8 million to $759.8 million.

Our loan portfolio consists primarily of investment and business loans (multi-family residential real estate, nonresidential real estate, and commercial loans and leases), which together totaled 98.1% of gross loans at September 30, 2025. During the nine months ended September 30, 2025, commercial loans and leases decreased by $79.3 million, or 31.9%, and multi-family residential real estate loans decreased by $35.9 million, or 6.9%.  The decrease in commercial loans and leases was primarily due to decreases in government and corporate leases of $30.9 million and $18.7 million, respectively, due to scheduled payments and payoffs.  The decrease in multi-family residential real estate loans was due to $42.5 million of payments and payoffs in the nine months ended September 30, 2025.

Our primary lending area for regulatory purposes consists of the counties in the State of Illinois where our branch offices are located, and contiguous counties. We currently derive the most significant portion of our revenues from these geographic areas. We also engage in multi-family residential real estate lending activities in carefully selected metropolitan areas outside our primary lending area, and we engage in certain types of commercial lending and commercial equipment finance activities on a nationwide basis. At September 30, 2025, $291.5 million, or 60.1%, of our multi-family residential real estate loans were in the Metropolitan Statistical Area for Chicago, Illinois;  $63.6 million, or 13.1%, were in Texas; $64.7 million, or 13.3%, were in Florida; and $30.0 million, or 6.2%, were in North Carolina. This information reflects the location of the collateral for the loan and does not necessarily reflect the location of the borrowers.  At September 30, 2025, our concentrations within the nonresidential real estate portfolio were retail neighborhood shopping malls of $46.1 million, or 46.7%; community office buildings of $13.1 million, or 13.3%; mixed use buildings of $13.0 million, or 13.1%; and industrial buildings of $5.8 million, or 5.9%.

Total liabilities increased $18.7 million, or 1.5%, to $1.297 billion at September 30, 2025, from $1.278 billion at December 31, 2024, due to an increase in total deposits, partially offset by $10.0 million of maturing borrowings and a $500,000 repurchase of our Notes. Total deposits increased $24.5 million, or 2.0%, to $1.242 billion at September 30, 2025, from $1.218 billion at December 31, 2024. Retail certificates of deposit increased $26.9 million, or 11.4%, to $261.9 million at September 30, 2025, from $235.0 million at December 31, 2024, interest-bearing NOW accounts increased $1.4 million, or 0.5%, to $278.4 million at September 30, 2025, from $277.1 million at December 31, 2024, and money market accounts also increased $635,000, or 0.2%, to $306.2 million at September 30, 2025, from $305.5 million at December 31, 2024.  These increases were offset by decreases recorded in savings accounts of $2.9 million, or 1.8%, to $158.2 million at September 30, 2025, from $161.1 million at December 31, 2024 and noninterest-bearing demand deposits decreased $1.4 million, or 0.6% to $237.4 million at September 30, 2025, from $238.8 million at December 31, 2024,  Core deposits (which consists of savings, money market, noninterest-bearing demand and NOW accounts) represented 78.9% of total deposits at September 30, 2025 and 80.7% of total deposits at  December 31, 2024.

Total stockholders’ equity was $157.4 million at September 30, 2025, compared to $156.4 million at December 31, 2024. The increase in total stockholders’ equity was primarily due to net income of $4.1 million for the nine months ended September 30, 2025, and a $635,000 change, net of tax, of accumulated other comprehensive income on our securities portfolio, partially offset by our declaration and payment of cash dividends totaling $3.7 million during the nine months ended September 30, 2025.

Operating Results for the Three Months Ended September 30, 2025 and 2024

Net Income. Net income was $2.4 million for the three months ended September 30, 2025, compared to net income of $2.0 million for the three months ended September 30, 2024. Earnings per basic and fully diluted share of common stock was $0.19 for the three months ended September 30, 2025, compared to earnings per basic and fully diluted share of common stock of $0.16 for the three months ended September 30, 2024.

Net Interest Income. Net interest income of $11.6 million remained stable for the three months ended September 30, 2025, compared to $11.7 million for the three months ended September 30, 2024.

Total average interest-earning assets increased $29.8 million, or 2.2%, to $1.390 billion for the three months ended September 30, 2025, from $1.360 billion for the same period in 2024. The yield on interest-earning assets decreased 17 basis points to 4.77% for the three months ended September 30, 2025, from 4.94% for the three months ended September 30, 2024.  The weighted average cost of interest-bearing liabilities decreased ten basis points to 1.94% for the three months ended September 30, 2025, from 2.04% for the three months ended September 30, 2024.  Total average interest-bearing liabilities increased $15.8 million, or 1.5%, to $1.036 billion for the three months ended September 30, 2025, from $1.020 billion for the same period in 2024.  The increase in interest-bearing liabilities is partially attributable to a $26.2 million increase in average deposits. Our net interest rate spread decreased by seven basis points to 2.83% for the three months ended September 30, 2025, from 2.90% for the same period in 2024, primarily due to a decrease in the yield on interest-earning assets.  Our net interest margin, on a tax equivalent basis, decreased two basis points to 3.45% for the three months ended September 30, 2025, from 3.47% for the same period in 2024.

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

	For the Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$779,302	$10,238	5.21%	$964,827	$12,300	5.07%
Securities	506,729	5,283	4.14	252,735	2,619	4.12
Stock in FHLB and FRB	7,490	109	5.77	7,490	118	6.27
Other	96,067	1,077	4.45	134,781	1,849	5.46
Total interest-earning assets	1,389,588	16,707	4.77	1,359,833	16,886	4.94
Noninterest-earning assets	64,109			71,098
Total assets	$1,453,697			$1,430,931
Interest-bearing Liabilities:
Savings deposits	$158,531	72	0.18	$164,233	74	0.18
Money market accounts	308,885	1,846	2.37	311,228	2,119	2.71
NOW accounts	277,754	582	0.83	277,728	556	0.80
Certificates of deposit	258,558	2,232	3.42	224,340	2,026	3.59
Total deposits	1,003,728	4,732	1.87	977,529	4,775	1.94
Borrowings and Subordinated notes	32,508	335	4.09	42,905	450	4.17
Total interest-bearing liabilities	1,036,236	5,067	1.94	1,020,434	5,225	2.04
Noninterest-bearing deposits	234,162			230,492
Noninterest-bearing liabilities	26,317			21,465
Total liabilities	1,296,715			1,272,391
Equity	156,982			158,540
Total liabilities and equity	$1,453,697			$1,430,931
Net interest income/Net interest margin (2)		$11,640	3.33%		$11,661	3.41%
Tax equivalent adjustment (3)		427	0.12		210	0.06
Net interest income (TEB) / Net interest margin (TEB) (2) (3)		$12,067	3.45%		$11,871	3.47%

Net interest rate spread (4)			2.83%			2.90%
Net interest-earning assets (5)	$353,352			$339,399

Ratio of interest-earning assets to interest-bearing liabilities	134.10%			133.26%

(1)	Annualized.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Calculated on a TEB assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Allowance and Provision for (Recovery of) Credit Losses

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

The recovery for credit losses – loans for the three months ended September 30, 2025 was $210,000 compared to a provision of credit losses – loans of $472,000 recorded for the three months ended September 30, 2024. The provision for, or recovery of, credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There was no specific reserve established for loans individually evaluated for the three months ended September 30, 2025 and September 30, 2024. Net charge-offs were $92,000 for the three months ended September 30, 2025, compared to $715,000 for the three months ended September 30, 2024.

The allowance for credit losses as a percentage of nonperforming loans was 76.74% at September 30, 2025, compared to 79.65% at June 30, 2025.

Noninterest Income

	Three Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Deposit service charges and fees	$1,000	$915	$85
Loan servicing fees	82	97	(15)
Trust and insurance commissions and annuities income	314	405	(91)
Loss on disposal of premises and equipment	(21)	(20)	(1)
Loss on bank-owned life insurance	—	(14)	14
Other	328	99	229
Total noninterest income	$1,703	$1,482	$221

Noninterest income increased $221,000, or 14.9%, to $1.7 million, for the three months ended September 30, 2025, compared to $1.5 million for the same period in 2024, due in part to increases in deposit service charges and fees and other noninterest income. Deposit services charges and fees increased $85,000, or 9.3%, to $1.0 million for the three months ended September 30, 2025, compared to $915,000 for the three months ended September 30, 2024.   In the third quarter of 2025, the Bank recorded interest income of $228,000 related to the $1.4 million Employee Retention Tax Credit (“ERTC”) received from the U.S. government.

Noninterest Expense

	Three Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Compensation and benefits	$4,389	$5,441	$(1,052)
Office occupancy and equipment	1,978	1,532	446
Advertising and public relations	133	117	16
Information technology	1,011	971	40
Professional fees	1,175	299	876
Supplies, telephone and postage	282	281	1
FDIC insurance premiums	160	156	4
Other	1,650	1,287	363
Total noninterest expense	$10,778	$10,084	$694

Noninterest expense increased $694,000, or 6.9%, to $10.8 million, for the three months ended September 30, 2025, compared to $10.1 million for the same period in 2024, primarily due to increased office occupancy and equipment, advertising expenses, professional fees and other expenses, partially offset by decreases in expenses for compensation and benefits.  Compensation and benefits expense decreased $1.1 million, or 19.3%, to $4.4 million for the three months ended September 30, 2025, compared to $5.4 million in 2024.  The decrease is primarily due to the receipt of $1.4 million ERTC. Professional fees increased $876,000, to $1.2 million for the three months ended September 30, 2025, from $299,000 for the same period in 2024, primarily due to increases in legal and consulting fees of $893,000 related to the proposed Merger.  Other expenses increased by $363,000, or 28.2%, to $1.7 million for the three months ended September 30, 2025, from $1.3 million for the same period in 2024, primarily due to a $528,000 write-down of foreclosed assets recorded in the third quarter, offset by a decrease in nonperforming loan expenses of $205,000.

Income Taxes

We recorded income tax expense of $471,000 for the three months ended September 30, 2025, compared to $581,000 for the three months ended September 30, 2024. Our combined state and federal effective tax rate for the three months ended September 30, 2025 was 16.6%, compared to 22.6% for the three months ended September 30, 2024.  The tax rates are the result of a favorable impact of the state tax benefit of interest earned on U.S. Treasury Bills and Notes and U.S. government-sponsored agency securities.

Operating Results for the Nine Months Ended September 30, 2025 and 2024

Net Income. Net income was $4.1 million for the nine months ended September 30, 2025, compared to $5.8 million for the nine months ended September 30, 2024. Earnings per basic and fully diluted share of common stock were $0.33 for the nine months ended September 30, 2025, compared to $0.47 for the nine months ended September 30, 2024.

Net Interest Income. Net interest income was $34.4 million for the nine months ended September 30, 2025, compared to $36.8 million for the nine months ended September 30, 2024.  The $2.4 million decrease in net interest income was primarily due to a $2.7 million decrease in interest income.

The decrease in interest income was due in substantial part to decreases in weighted average interest-earning assets and the yield on interest-earning assets.  Total average interest-earning assets decreased $21.0 million, or 1.5%, to $1.370 billion for the nine months ended September 30, 2025, from $1.391 billion for the same period in 2024. The yield on interest-earning assets decreased 18 basis points to 4.80% for the nine months ended September 30, 2025, from 4.98% for the nine months ended September 30, 2024.  The weighted average cost of interest-bearing liabilities decreased three basis points to 1.92% for the nine months ended September 30, 2025 from 1.95% for the nine months ended September 30, 2024.  Total average interest-bearing liabilities decreased $6.7 million, or 0.6%, to $1.027 billion for the nine months ended September 30, 2025, from $1.034 billion for the same period in 2024.  The decrease in interest-bearing liabilities is partially attributable to a $9.2 million decrease in average borrowings as FHLB advances mature. Our net interest rate spread decreased by 15 basis points to 2.88% for the nine months ended September 30, 2025, from 3.03% for the same period in 2024, primarily due to a significant decrease in total average interest-earning assets.  Our net interest margin, on a tax equivalent basis, decreased 12 basis points to 3.46% for the nine months ended September 30, 2025, from 3.58% for the same period in 2024.

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

	For the Nine Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning Assets:
Loans	$825,060	$32,122	5.21%	$1,001,825	$39,002	5.20%
Securities	420,534	12,727	4.05	227,465	6,172	3.62
Stock in FHLB and FRB	7,490	332	5.93	7,490	352	6.28
Other	117,103	3,967	4.53	154,447	6,360	5.50
Total interest-earning assets	1,370,187	49,148	4.80	1,391,227	51,886	4.98
Noninterest-earning assets	67,012			70,363
Total assets	$1,437,199			$1,461,590
Interest-bearing Liabilities:
Savings deposits	$160,945	216	0.18	$169,002	226	0.18
Money market accounts	306,171	5,362	2.34	310,124	6,023	2.59
NOW accounts	278,419	1,678	0.81	288,247	1,707	0.79
Certificates of deposit	247,411	6,423	3.47	223,024	5,779	3.46
Total deposits	992,946	13,679	1.84	990,397	13,735	1.85
Borrowings and Subordinated notes	34,501	1,069	4.14	43,745	1,387	4.24
Total interest-bearing liabilities	1,027,447	14,748	1.92	1,034,142	15,122	1.95
Noninterest-bearing deposits	229,108			245,820
Noninterest-bearing liabilities	23,486			24,473
Total liabilities	1,280,041			1,304,435
Equity	157,158			157,155
Total liabilities and equity	$1,437,199			$1,461,590
Net interest income/Net interest margin (2)		$34,400	3.36%		$36,764	3.53%
Tax equivalent adjustment (3)		1,028	0.10		494	0.05
Net interest income (TEB) / Net interest margin (TEB) (2) (3)		$35,428	3.46%		$37,258	3.58%

Net interest rate spread (4)			2.88%			3.03%
Net interest-earning assets (5)	$342,740			$357,085

Ratio of interest-earning assets to interest-bearing liabilities	133.36%			134.53%

(1)	Annualized.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Calculated on a TEB assuming a federal income tax rate of 21% and an average state income tax rate of 9.5%.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

Allowance and Provision for (Recovery of) Credit Losses

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

The provision for credit losses – loans for the nine months ended September 30, 2025 was $1.8 million, inclusive of a $2.1 million specific reserve established for a $8.4 million U.S. Government equipment finance transaction compared to a provision for credit losses – loans of $435,000 recorded for the nine months ended September 30, 2024. The provision for, or recovery of, credit losses – loans varies based on, among other things, forecasted unemployment rates, loan growth, net charge-offs, collateral values associated with collateral dependent loans and qualitative factors.

There was a $2.1 million specific reserve established for loans individually evaluated at September 30, 2025, compared to no reserves established at December 31, 2024.  Net charge-offs were $547,000 for the nine months ended September 30, 2025, compared to $881,000 for the nine months ended September 30, 2024. The $2.1 million specific reserve related to our discounted cash flow valuation of our remaining $8.4 million U.S. Government equipment finance exposure, inclusive of the expected time for litigation and costs related to the litigation process.

The allowance for credit losses as a percentage of nonperforming loans was 76.74% at September 30, 2025, compared to 44.71% at December 31, 2024.

Noninterest Income

	Nine Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Deposit service charges and fees	$2,856	$2,558	$298
Loan servicing fees	345	350	(5)
Trust and insurance commissions and annuities income	1,145	1,204	(59)
Loss on disposal of premises and equipment	(30)	(104)	74
Loss on bank-owned life insurance	(1)	(192)	191
Bank-owned life insurance death benefit	417	—	417
Gain on repurchase of Subordinated notes	42	107	(65)
Other	522	296	226
Total noninterest income	$5,296	$4,219	$1,077

Noninterest income increased $1.1 million, or 25.5%, to $5.3 million, for the nine months ended September 30, 2025, compared to $4.2 million for the same period in 2024, due in part to increases in deposit service charges and fees, earnings on bank-owned life insurance, a bank-owned life insurance death benefit and other noninterest income. Deposit services charges and fees increased $298,000, or 11.6%, to $2.9 million for the nine months ended September 30, 2025, compared to $2.6 million for the nine months ended September 30, 2024.   In the second quarter of 2025, the Bank recorded income from a death benefit on a bank-owned life insurance policy in the amount of $417,000 as a result of the death of a former Bank officer.  In March 2025, we repurchased $500,000 of our Notes and recorded a $42,000 gain on repurchase, compared to a $1.0 million repurchase of our Notes in the first quarter of 2024 at a gain of $107,000.  In 2025, the Bank recorded interest income of $242,000 related to the $1.5 million ERTC received from the U.S. government.

Noninterest Expense

	Nine Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Compensation and benefits	$15,658	$17,436	$(1,778)
Office occupancy and equipment	5,815	5,634	181
Advertising and public relations	495	319	176
Information technology	3,011	3,022	(11)
Professional fees	2,350	1,135	1,215
Supplies, telephone and postage	855	859	(4)
FDIC insurance premiums	474	461	13
Other	4,880	4,119	761
Total noninterest expense	$33,538	$32,985	$553

Noninterest expense increased $553,000, or 1.7%, to $33.5 million, for the nine months ended September 30, 2025, compared to $33.0 million for the same period in 2024, primarily due to increases in professional fees, and other expenses, partially offset by decreases in expenses for compensation and benefits.  Compensation and benefits expense decreased $1.8 million, or 10.2%, to $15.7 million for the nine months ended September 30, 2025, compared to $17.4 million in 2024.  The decrease is primarily due to the receipt of $1.5 million in ERTC funds received in May and September of 2025.  Professional fees increased $1.2 million, to $2.4 million for the nine months ended September 30, 2025, from $1.1 million for the same period in 2024, primarily due to increases in audit, legal, and consulting fees of $1.3 million related to the proposed Merger.  Other expenses increased by $761,000, or 18.5%, to $4.9 million for the nine months ended September 30, 2025, from $4.1 million for the same period in 2024, primarily due to $1.2 million write-downs of foreclosed assets recorded in the nine months ended September 30, 2025.

Income Taxes

We recorded income tax expense of $386,000 for the nine months ended September 30, 2025, compared to income tax expense of $1.8 million for the nine months ended September 30, 2024. Our combined state and federal effective tax rate for the nine months ended September 30, 2025 was 8.6%, compared to 23.4% for the nine months ended September 30, 2024. The tax rates are the result of a favorable impact of the state tax benefit of interest earned on U.S. Treasury Bills and Notes and U.S. government-sponsored agency securities.

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

	September 30, 2025	June 30, 2025	December 31, 2024	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Criticized - Special Mention:
One-to-four family residential real estate	$281	$—	$—	$281	$281
Multi-family residential real estate	4,514	—	3,858	4,514	656
Nonresidential real estate	782	1,475	428	(693)	354
Commercial loans and leases	1	—	3,156	1	(3,155)
Consumer	5	5	4	—	1
	$5,583	$1,480	$7,446	$4,103	$(1,863)

Classified - Performing Substandard:
One-to-four family residential real estate	$141	$217	$218	$(76)	$(77)
Multi-family residential real estate	3,952	8,492	1,168	(4,540)	2,784
Nonresidential real estate	408	420	441	(12)	(33)
Commercial loans and leases	1,911	2,184	2,628	(273)	(717)
Consumer	3	4	4	(1)	(1)
	$6,415	$11,317	$4,459	$(4,902)	$1,956

Nonperforming Loans and Assets

We review loans on a regular basis and generally place loans on nonaccrual status when either principal or interest is 90 days or more past due. In addition, we place loans on nonaccrual status when we do not expect to receive full payment of interest or principal. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income. Interest payments received on nonaccrual loans are recognized in accordance with our significant accounting policies. Once a loan is placed on nonaccrual status, the borrower must generally demonstrate at least six consecutive months of contractual payment performance before the loan is eligible to return to accrual status. We may have loans classified as 90 days or more delinquent and still accruing. Generally, we do not utilize this category of loan classification unless: (1) the loan is repaid in full shortly after the period end date; (2) the loan is well secured and there are no asserted or pending legal barriers to its collection; or (3) the borrower has remitted all scheduled payments and is otherwise in substantial compliance with the terms of the loan, but the processing of loan payments actually received or the renewal of the loan has not occurred for administrative reasons. At September 30, 2025, we have three loans in this category.

The following table sets forth the amounts and categories of our nonperforming loans and nonperforming assets:

	September 30, 2025	June 30, 2025	December 31, 2024	Quarter Change	Nine-Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential real estate	$12	$13	$126	$(1)	$(114)
Multi-family residential real estate	—	—	1,453	—	(1,453)
Nonresidential real estate	—	—	393	—	(393)
Commercial loans and leases	9,230	9,206	$14,960	24	(5,730)
Consumer	—	—	2	—	(2)
	9,242	9,219	16,934	23	(7,692)

Loans past due over 90 days, still accruing	2,244	2,226	—	18	2,244

Other foreclosed assets	45	738	1,391	(693)	(1,346)

Total nonperforming assets	$11,531	$12,183	$18,325	$(652)	$(6,794)

Ratios:
Allowance for credit losses to total loans	1.15%	1.13%	0.85%
Allowance for credit losses to nonperforming loans	76.74	79.65	44.71
Nonperforming loans to total loans	1.49	1.42	1.89
Nonperforming assets to total assets	0.79	0.85	1.28
Nonaccrual loans to total loans	1.20	1.15	1.89
Nonaccrual loans to total assets	0.64	0.65	1.18

Nonperforming Assets

Nonperforming assets decreased $652,000 during the third quarter, to $11.5 million at September 30, 2025, compared to $12.2 million at June 30, 2025, and compared to $18.3 million at December 31, 2024.  The decrease was primarily due to the other foreclosed assets write-downs and sales of $696,000 in the third quarter of 2025. The Company’s ratio of nonperforming assets to total assets was 0.79% as of September 30, 2025 compared to 0.85% as of June 30, 2025, and compared to 1.28% as of December 31, 2024.

On January 3, 2025, the U.S. Government offered to settle a $10.5 million U.S. Government Contract Disputes Act claim submitted in February 2024. Following negotiations with the U.S. Government during the month of January 2025, we agreed to settle the claim for $5.6 million in cash. The $5.6 million payment was received in the second quarter of 2025.

With respect to the remaining U.S. Government equipment finance exposure of $8.4 million, we submitted a claim pursuant to the Contract Disputes Act to the prime contractor for certification and submission to the U.S. Government. On May 29, 2025, we received a response from the U.S. Government on the claim, including a settlement offer, which we deemed inadequate based on the merits of the claim.  Accordingly, in September, 2025, we submitted a complaint to be filed in the Court of Federal Claims to the prime contractor for its review. Pursuant to ASC 310, we recorded a $2.1 million specific reserve associated with this claim in the second quarter of 2025 reflecting our discounted cash flow valuation of the claim, inclusive of the expected time for litigation and the costs related to the litigation process.

A multi-family residential real estate exposure with a total recorded investment of $1.1 million was transferred to OREO in the second quarter of 2025 and then immediately thereafter sold. Machinery and commercial vehicles with recorded balances of $91,000 were transferred to foreclosed assets during the nine months ended September 30, 2025.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, wholesale borrowings, the proceeds from maturing securities and short-term investments, the sales of loans and securities and lease payments. The scheduled amortization of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition. We anticipate that we will have sufficient funds available to meet current loan commitments and lines of credit and maturing certificates of deposit that are not renewed or extended. We generally remain fully invested and utilize FHLB advances as an additional source of funds. We had $10.0 million of FHLB advances outstanding at September 30, 2025 and $20.0 million at December 31, 2024.

The Company is a separate legal entity from BankFinancial, NA. The Company must provide for its own liquidity to pay any dividends to its stockholders and to repurchase shares of its common stock, and for other corporate purposes.  The Company's primary source of liquidity is dividend payments it receives from the Bank. The Bank's ability to pay dividends to the Company is subject to regulatory limitations. The Company completed the issuance of $20.0 million of subordinated notes in 2021, at a rate of 3.75% maturing on May 15, 2031. In March 2025, the Company repurchased $500,000 of these subordinated notes and recorded a gain of $42,000 and in March 2024, the Company repurchased $1.0 million of these subordinated notes and recorded a gain of $107,000.  At September 30, 2025, the Company (on an unconsolidated, stand-alone basis) had liquid assets of $8.4 million.  In 2020, the Company obtained a $5.0 million unsecured line of credit with a correspondent bank to provide a secondary source of liquidity. Interest was payable at a rate of Prime rate minus 0.50%.  The line of credit was not renewed in 2025.

As of September 30, 2025, we were not aware of any known trends, events or uncertainties that had or were reasonably likely to have a material adverse impact on our liquidity.  As of September 30, 2025, we had no other material commitments for capital expenditures.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  Beginning January 1, 2022, banking organizations that had a leverage ratio of 9% or greater and met certain other criteria could elect to use the Community Bank Leverage Ratio framework. A financial institution can elect to be subject to this new definition, and opt-out of this new definition, at any time. As a qualifying community bank, we elected to be subject to this definition beginning in the second quarter of 2020.   As of September 30, 2025, the Bank's Community Bank Leverage Ratio was 11.36%.

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

The Company and the Bank have each adopted Regulatory Capital Policies that target a Tier 1 leverage ratio of at least 7.5% and a total risk-based capital ratio of at least 10.5% at the Bank. The minimum capital ratios set forth in the Regulatory Capital Policies will be increased and other minimum capital requirements will be established if and as necessary. In accordance with the Regulatory Capital Policies, the Bank will not pursue any acquisition or growth opportunity, declare any dividend or conduct any stock repurchase that would cause the Bank's total risk-based capital ratio and/or its Tier 1 leverage ratio to fall below the targeted minimum capital levels or the capital levels required for capital adequacy plus the capital conservation buffer (“CCB”). The minimum CCB is 2.5%. As of September 30, 2025, the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s prompt corrective action capitalization category.

The Bank is subject to regulatory restrictions on the amount of dividends it may declare and pay to the Company without prior regulatory approval, and to regulatory notification requirements for dividends that do not require prior regulatory approval.

Actual and required capital amounts and ratios for the Bank were:

	Actual		Required for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2025
Community Bank Leverage Ratio	$164,256	11.36%	$130,134	9.00%

December 31, 2024
Community Bank Leverage Ratio	$159,779	11.23%	$128,017	9.00%

Quarterly Cash Dividends. The Company declared cash dividends of $0.30 per share for each of the nine months ended September 30, 2025 and September 30, 2024.

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

Quantitative Analysis. The following table sets forth, as of September 30, 2025, the estimated changes in the Bank’s NPV and net interest income that would result from the designated instantaneous parallel shift in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Estimated Increase (Decrease) in NPV		Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
	(Dollars in thousands)
+400	$(16,801)	(7.03)%	$7,523	15.82%
+300	(4,576)	(1.92)	5,785	12.17
+200	290	0.12	3,997	8.41
+100	1,857	0.78	2,056	4.32

-100	(4,924)	(2.06)	(2,289)	(4.81)
-200	(12,617)	(5.28)	(4,789)	(10.07)
-300	(22,175)	(9.28)	(8,579)	(18.04)
-400	(26,981)	(11.30)	(11,974)	(25.19)

The table set forth above indicates that at September 30, 2025, in the event of an immediate 200 basis point decrease in interest rates, the Bank would be expected to experience a 5.28% decrease in NPV and a $4.8 million decrease in net interest income. In the event of an immediate 200 basis point increase in interest rates, the Bank would be expected to experience a 0.12% increase in NPV and a $4.0 million increase in net interest income. This data does not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on NPV and net interest income, if any.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, and President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There we no purchases of our common stock made by, or on behalf of us, during the third quarter of 2025.

As of September 30, 2025, the Company had repurchased 8,085,578 shares of its common stock authorized under the latest share repurchase authorization, as amended and extended from time to time.  The current repurchase authorization plan expired on June 16, 2025.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended  September 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
10.1	Amendment Number One to the BankFinancial Corporation Amended and Restated Employment Agreement and BankFinancial, National Association Amended and Restated Employment Agreement with F. Morgan Gasior	Exhibit 10.1 the the Current Report on Form 8-Kof the Company, originally Filed with the Securities and Exchange Commission on August 14, 2025
10.2	Amendment Number One to the BankFinancial Corporation Amended and Restated Employment Agreement and BankFinancial, National Association Amended and Restated Employment Agreement with Paul A. Cloutier	Exhibit 10.2 the the Current Report on Form 8-Kof the Company, originally Filed with the Securities and Exchange Commission on August 14, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith
101	he following financial statements from the BankFinancial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensive Business Reporting Language (iXBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in stockholders' equity, (v) consolidated statements of cash flows and (vi) the notes to consolidated financial statements.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

BANKFINANCIAL CORPORATION

Dated:	October 30, 2025	By:	/s/ F. Morgan Gasior
F. Morgan Gasior
Chairman of the Board, Chief Executive Officer and President

/s/ Paul A. Cloutier
Paul A. Cloutier
Executive Vice President and Chief Financial Officer